Form 10QSB
period 1998-09-30
VOXCOM HOLDINGS INC
filed 1998-11-16
CIK 1061554

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


               X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1998

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM ________ TO _________

                         Commission file number 0-24273


                              VOXCOM HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

         Nevada                                                 75-2715335
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


                     8115 Preston Road, Eighth Floor - East
                               Dallas, Texas 75225
                    (Address of principal executive offices)

                                 (214) 691-0055
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes       No  X
   -----    -----

Number of shares outstanding of the Registrant's common stock (par value $.0001 per share) as of September 30, 1998: 6,328,679.


Transitional Small Business Disclosure Format
(Check one)
Yes       No  X
   -----    -----



VOXCOM HOLDINGS, INC.
PART  I.  FINANCIAL INFORMATION
ITEM  I.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


                                                                              September 30,      June 30,
                               ASSETS                                              1998           1998
                                                                                  ------         ------

                                                                                (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                 $    412,011    $  1,753,396
    Accounts receivable                                                            570,530         277,856
    Inventories                                                                    798,270         752,467
    Prepaid expenses                                                               270,551         112,039
                                                                              ------------    ------------

                   Total current assets                                          2,051,362       2,895,758

PROPERTY AND EQUIPMENT, AT COST
    Machinery and equipment                                                        700,353         699,937
    Furnishings                                                                    265,238         212,384
                                                                              ------------    ------------
                                                                                   965,591         912,321
       Less accumulated depreciation                                               336,755         284,190
                                                                              ------------    ------------
                                                                                   628,836         628,131

OTHER ASSETS                                                                     1,389,423       1,720,731
                                                                              ------------    ------------

                                                                              $  4,069,621    $  5,244,620
                                                                              ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Current maturities of long-term debt                                      $     43,184    $     37,076
    Accounts payable                                                               460,117         488,353
    Accrued expenses                                                               407,388         441,991
    Net liabilities of discontinued operations                                        --         1,103,442
                                                                              ------------    ------------
                   Total current liabilities                                       910,689       2,070,862

LONG-TERM DEBT                                                                     100,000         418,469

COMMITMENTS AND CONTINGENCIES                                                         --              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                             8,000,000       8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       issued and outstanding, 350,000 shares                                    3,500,000       3,500,000
    Common stock, $.0001 par value; authorized, 25,000,000 shares;
       issued and outstanding, 6,328,679 at September 30, 1998 and
       6,085,772 shares at June 30, 1998                                               633             609
    Additional paid-in capital                                                   1,835,917       1,479,691
    Accumulated deficit                                                        (10,065,118)    (10,225,011)
                                                                              ------------    ------------
                                                                                 3,271,432       2,755,289
    Less 200,000 shares of common stock in treasury - at cost                     (212,500)           --
                                                                              ------------    ------------
                                                                                 3,058,932       2,755,289
                                                                              ------------    ------------

                                                                              $  4,069,621    $  5,244,620
                                                                              ============    ============


                       See notes to financial statements.




VOXCOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                 Three months ended
                                                                                    September 30,
                                                                                1998          1997
                                                                                ----          ----


Net sales                                                                   $ 1,938,035    $ 5,210,209
Cost of sales                                                                   917,765        763,594
                                                                            -----------    -----------

           Gross profit                                                       1,020,270      4,446,615

Selling, general and administrative expenses                                  1,930,302      2,898,050
                                                                            -----------    -----------

           Operating profit (loss)                                             (910,032)     1,548,565

Interest expense                                                                 47,972        139,702
                                                                            -----------    -----------

           Earnings (loss) from continuing operations before income taxes      (958,004)     1,408,863

Income tax expense                                                                 --          536,701
                                                                            -----------    -----------

           Earnings (loss) from continuing operations                          (958,004)       872,162

Loss from discontinued operations                                              (739,652)          --
Gain on disposal of discontinued business                                     1,905,494           --
                                                                            -----------    -----------

           Net earnings                                                     $   207,838    $   872,162
                                                                            ===========    ===========

Earnings (loss) per share - basic and diluted - from
    continuing operations                                                        $ (.15)         $ .17

Earnings from discontinued operations                                            $  .18          $  --
                                                                                 ------          -----

Earnings per share - basic and diluted                                           $  .03          $ .17
                                                                                 ======          =====

Weighted average shares outstanding                                           6,194,462      4,999,937
                                                                            ===========    ===========



                       See notes to financial statements.




VOXCOM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 1998

                                                                         Series A                   Series B
                                              Common stock            Preferred stock           Preferred stock
                                       -----------------------   ------------------------   -----------------------
                                         Shares         Amount    Shares           Amount    Shares         Amount
                                        --------        ------   --------          ------   --------       --------


Balances at June 30, 1998             6,085,772          $ 609     80,000      $8,000,000    350,000     $3,500,000

Issuance of common stock                 50,000              5          -               -          -              -

Conversion of debentures                192,907             19          -               -          -              -

Dividends accrued on Series B
  preferred stock                             -              -          -               -          -              -

Acquisition of 200,000 shares of
  common stock for the treasury               -              -          -               -          -              -

Net earnings                                  -              -          -               -          -              -
                                      ---------           ----     ------       ---------    -------      ---------

Balances at September 30, 1998        6,328,679          $ 633     80,000      $8,000,000    350,000     $3,500,000
                                      =========           ====     ======       =========    =======      =========


                                       Additional
                                         paid-in      Accumulated    Treasury
                                         capital         deficit      Stock
                                       ----------     -----------    --------

Balances at June 30, 1998             $ 1,479,691    $(10,225,011)  $       -

Issuance of common stock                   56,245               -           -

Conversion of debentures                  299,981               -           -

Dividends accrued on Series B
  preferred stock                               -         (47,945)          -

Acquisition of 200,000 shares of
  common stock for the treasury                 -               -     212,500

Net earnings                                    -         207,838           -
                                       ----------     -----------    --------

Balances at September 30, 1998        $ 1,835,917    $(10,065,118)  $ 212,500
                                       ==========     ===========    ========


                       See notes to financial statements.
                                      -3-



VOXCOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                              Three months ended
                                                                                 September 30,
                                                                             1998            1997
                                                                            ------          ------
Cash flows from operating activities
    Net earnings                                                          $   207,838    $   872,162
    Gain from discontinued operations                                      (1,165,842)          --
    Adjustments to reconcile  net earnings to net cash
      provided by (used in) by
       operating activities:
          Depreciation and amortization                                       267,179         50,557
          Stock issued for services                                              --           25,000
          Change in operating assets and liabilities:
              Prepaid expenses                                               (135,568)          (744)
              Accounts receivable                                            (292,674)      (195,133)
              Inventories                                                     (45,803)        67,051
              Other assets                                                       --         (226,805)
              Accounts payable and accrued expenses                          (110,884)       582,458
                                                                          -----------    -----------

                 Net cash provided by (used in) continuing operating       (1,275,754)     1,174,546

Cash flows from investing activities
    Purchase of property and equipment                                        (53,270)      (121,353)

Cash flows from financing activities
    Payments on notes payable to stockholders                                    --       (1,260,298)
    Payments on long-term debt                                                (12,361)          --
                                                                          -----------    -----------

                 Net cash (used in) financing activities                      (12,361)    (1,260,298)
                                                                          -----------    -----------

Net (decrease) in cash                                                     (1,341,385)      (207,105)

Cash and cash equivalents at beginning of period                            1,753,396        375,687
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $   412,011    $   168,582
                                                                          ===========    ===========



Noncash financing activities:

    Issuance of common stock for services and noncompetition agreements   $    56,250    $   575,000
                                                                          ===========    ===========

    Conversion of convertible debentures                                  $   300,000    $      --
                                                                          ===========    ===========




                       See notes to financial statements.
                                      -4-

VOXCOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. These financial statements have not been examined by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of consolidated results of operations, financial position and cash flows at the dates and for the periods indicated, have been included.

     These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998 included in the Company's Amendment No. One to Form SB-2, as filed with the Securities and Exchange Commission on October 8, 1998.

     These financial statements include the accounts of Voxcom Holdings, Inc. (Holdings) and its subsidiaries, Voxcom Systems, Inc. (Systems), AmeraPress, Inc. (AmeraPress), and MAXpc Technologies, Inc., (MAXpc), collectively, "the Company."

     Holdings, formerly Newcorp One, Inc., was incorporated in 1996. On June 17, 1997, Holdings, which had no operations and no significant assets or liabilities, issued 4,000,000 shares of its common stock (equal to 80% of its then outstanding shares) for all of the outstanding capital stock of Systems.

     Since the stockholders of Systems owned 80% of the common stock of Holdings after the sale of Systems, Systems is deemed to be the acquiring corporation for accounting purposes. Concurrent with the above transactions, Holdings acquired all of the outstanding common stock of AmeraPress in exchange for a $10,000,000 note, payable in 24 equal monthly installments. AmeraPress was incorporated on June 19, 1997 and succeeded to the business of Voxcom Sales, L.L.C. (Voxcom Sales).

     Voxcom Sales and Systems were under common control. Accordingly, the financial statements include the accounts on a historical cost basis of Systems and Voxcom Sales/AmeraPress for all periods presented. The $10,000,000 note given in the acquisition of AmeraPress has been deemed a distribution to the shareholders of AmeraPress for accounting purposes and resulted in a charge to stockholders' equity of a like amount.

     MAXpc, a wholly-owned subsidiary, was acquired on April 13, 1998.

     The financial statements include the operations of Systems, AmeraPress and Holdings for all periods presented, and MAXpc for the quarter ended September 30, 1998.

VOXCOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

 NOTE B - BUSINESS

     AmeraPress sells printing services to home-based business seminar sponsors and multi-level marketing companies and produces laminated, customized sports, trading, and greeting cards sold by those businesses. Systems sells and provides services related to credit card processing and authorization systems for merchants. MAXpc assembles, through contractors, and markets a high-performance, multi-media add-in card providing both hardware and software for inclusion in either new or existing computers.

NOTE C - ACQUISITION OF BUSINESSES

     Effective October 1, 1997, the Company formed Home Business Group Inc. to acquire certain assets and assume the liabilities of a company engaged in the business of home-based business seminars for no consideration. A major stockholder and officer of the acquired business is a stockholder and officer of the Company. The acquisition was accounted for as a purchase.

     On September 30, 1998, the Company sold the stock of HBG to HBG's management in exchange for the cancellation of 200,000 shares of the Company's common stock previously owned by such management.

     The accompanying financial statements reflect the results of operations and net liabilities of HBG as a discontinued operation.

     On April 13, 1998, the Company acquired all of the issued and outstanding shares of MAXpc Technologies, Inc. The acquisition was accounted for as a purchase and the financial statements for the quarter ended September 30, 1998 include the operations MAXpc.

     MAXpc had no operations, assets, or liabilities prior to its acquisition by the Company.


NOTE D - OTHER ASSETS

    Other assets consist of the following:

                                                       Sept 30,       June 30,
                                                        1998           1998
                                                      ---------      ---------

          Deposits                                    $ 478,389      $ 495,073
          Noncompetition agreements                     174,055        362,180
          Purchased technology                          498,952        517,702
          Consulting agreements                         217,715        252,083
          Other                                          20,312         93,693
                                                      ---------       --------

                                                     $1,389,423     $1,720,731
                                                      =========      =========

Purchased technology arose out of the acquisition of MAXpc on April 13, 1998.

VOXCOM HOLDINGS, INC.

ITEM 2.  Management's discussion and analysis.

Results of Operations

Net Sales

Net sales decreased to $1,938,035 for the three months ended September 30, 1998 from $5,210,209 for the three months ended September 30, 1997, a decrease of 63%. This decrease is primarily attributable to a slow-down in sales and an increase in refunds granted after the Federal Trade Commission (FTC) filed a lawsuit in February 1998, alleging violations of the Federal Trade Commission Act in connection with the Company's business of marketing sales opportunities for home based businesses. In April 1998, the Company and the FTC agreed to a compromise and settlement of the case in which the Company did not admit to any violation of any law, statute, rule or regulation or to the commission of any wrongful act.

Net sales for the Company's second quarter are anticipated to be significantly lower due to a.) the disposal of Home Business Group, Inc., b.) the transition of AmeraPress from a retail sales organization to a wholesaler and c.) the marketing of the MAXpc product being in its development stage. It is expected that a net loss will be reported for the second quarter. However, contract negotiations for both AmeraPress and MAXpc are in advanced stages, and are expected to generate net sales and net earnings thereafter.

Cost of Sales

Cost of sales increased to $917,765 for the three months ended September 30, 1998 from $763,594 for the three months ended September 30, 1997, an increase of 20%. This increase is primarily due to a.) higher printing and paper costs, b.) a shift in sales mix to a higher percentage of sales with lower gross margins and c.) the write-off of certain inventory which became obsolete with the expiration of a contract to print brand-name trading cards.

Gross Profit

Gross profit decreased to $1,020,270 for the three months ended September 30, 1998 from $4,446,615 for the three months ended September 30, 1997, a decrease of 77%. This decrease is primarily attributable to the lower sales described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased to $1,930,302 for the three months ended September 30, 1998 from $2,898,050 for the three months ended September 30, 1997, a decrease of 33%. This decrease is due to the reduced labor, commissions and overhead necessary for the reduced level of sales.

Interest Expense

Interest expense of $47,972 for the three months ended September 30, 1998 was incurred primarily on the convertible debentures. The interest expense of $139,702 for the three months ended September 30, 1997 was incurred on debt to the Company's shareholders who sold AmeraPress to the Company. This debt has been converted to Series A Preferred Stock, and no further interest is payable.

Income Taxes

Income taxes of $536,701 was accrued at September 30, 1997 based on the Company's income. For the quarter ended September 30, 1998, no income tax benefit has been accrued, as all deferred tax assets arising from the Company's previous operating losses have been fully reserved.

Discontinued Operations

On September 30, 1998, the Company sold the stock of a wholly owned subsidiary, HBG, to HBG's management in exchange for the cancellation of 200,000 shares of the Company's common stock previously owned by such management. The accompanying financial statements reflect the results of operations and net liabilities of HBG as a discontinued operation.

VOXCOM HOLDINGS, INC.

Liquidity and Capital Resources

The Company had a net decrease in cash and cash equivalents for the three months ended September 30, 1998 of approximately $1,341,000. Net cash used in operating activities for the period was approximately $1,276,000, primarily consisting of the cash operating loss for the period of approximately $691,000 plus increases in prepaid expenses, receivables and inventories and a decrease in accounts payable and accrued expenses. Cash used in investing activities consisted of approximately $53,000 in purchases of property and equipment. Financing activities used approximately $12,000 for payments on debt.

The Company believes that funds generated from sales, the collection of receivables and financing of receivables and inventories, to the extent available, plus current amounts of cash and cash equivalents will be sufficient to meet its presently anticipated needs for working capital.

Forward Looking Statements

This document includes statements which may constitute "forward-looking" statements, usually containing the words "believe", "estimate", "project", "expect" or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. Factors that would cause or contribute to such differences include, but are not limited to, continued acceptance of the Company's products in the marketplace, competitive factors, changes in regulatory environments, and other risks detailed in the Company's periodic report filings with the Securities and Exchange Commission. By making these forward-looking statements, the Company undertakes no obligation to update these statements for revisions or changes after the date of this filing.

VOXCOM HOLDINGS, INC.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

       (a)   Exhibits

             None

       (b)   Reports on Form 8-K

A report on Form 8-K was filed on October 20, 1998 concerning the sale of The Home Business Group, Inc. to members of its management.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Voxcom Holdings, Inc.
                                           (Registrant)

Date:  November 16, 1998


                                       /s/ Donald G. McLellan
                                      ----------------------------------------
                                      Donald G. McLellan, President

                                      /s/ Leslie D. Crone
                                      ----------------------------------------
                                      Leslie D. Crone, Chief Financial Officer