Form 10QSB
period 1998-12-31
VOXCOM HOLDINGS INC
filed 1999-02-19
CIK 1061554

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


          X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended December 31, 1998

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such  filing  requirements  for  the  past 90  days.  Yes X    No


Number of shares outstanding of the Registrant's common stock (par value $.0001 per share) as of December 31, 1998: 7,242,398.


Transitional Small Business Disclosure Format
(Check one)
Yes    No  X



VOXCOM HOLDINGS, INC.
PART  I.  FINANCIAL INFORMATION
ITEM  I.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                            December 31,      June 30,
                               ASSETS                                             1998           1998
                                                                            ------------    ------------
                                                                             (Unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                               $      8,951    $       --
    Accounts receivable                                                          330,501          29,176
    Receivable from affiliate                                                    499,992       1,803,536
    Inventories                                                                  564,218         480,850
    Prepaid expenses                                                             391,237         108,979
                                                                            ------------    ------------

                   Total current assets                                        1,794,899       2,422,541

PROPERTY AND EQUIPMENT, AT COST
    Machinery and equipment                                                       78,016          60,270
    Furnishings                                                                   79,038          36,766
                                                                            ------------    ------------
                                                                                 157,054          97,036
       Less accumulated depreciation                                              61,369          42,238
                                                                            ------------    ------------
                                                                                  95,685          54,798

OTHER ASSETS                                                                     988,146       1,386,447
                                                                            ------------    ------------

                                                                            $  2,878,730    $  3,863,786
                                                                            ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                        $    416,110    $    404,704
    Accrued expenses                                                             180,132         146,309
    Net liabilities of discontinued operations                                   141,028         157,484
                                                                            ------------    ------------

                   Total current liabilities                                     737,270         708,497

LONG-TERM DEBT                                                                      --           400,000

COMMITMENTS AND CONTINGENCIES                                                       --              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                           8,000,000       8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; issued and outstanding, 335,500 shares at December
       31, 1998 and 350,000 shares at June 30, 1998                            3,355,000       3,500,000
    Common stock, $.0001 par value; authorized, 25,000,000 shares;
       issued and outstanding, 7,242,398 shares at December 31, 1998 and
       6,085,772 shares at June 30, 1998                                             724             609
    Additional paid-in capital                                                 2,687,636       1,479,691
    Accumulated deficit                                                      (11,689,400)    (10,225,011)
                                                                            ------------    ------------
                                                                               2,353,960       2,755,289
    Less 200,000 shares of common stock in treasury - at cost                   (212,500)           --
                                                                            ------------    ------------
                                                                               2,141,460       2,755,289
                                                                            ------------    ------------

                                                                            $  2,878,730    $  3,863,786
                                                                            ============    ============



                       See notes to financial statements.




VOXCOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                       Three Months   Three Months    Six Months     Six Months
                                                         Ended            Ended        Ended          Ended
                                                       December 31,    December 31,   December 31,   December 31,
                                                          1998            1997           1998           1997
                                                       -----------    -------------  -------------  -------------


Net sales                                              $   392,158    $   474,169    $   967,849    $   913,540
Cost of sales                                              139,170        102,102        379,610        186,497
                                                       -----------    -----------    -----------    -----------

       Gross profit                                        252,988        372,067        588,239        727,043

Selling, general and administrative expenses             1,248,874        405,495      2,219,999      1,060,151
                                                       -----------    -----------    -----------    -----------

       Operating (loss)                                   (995,886)       (33,428)    (1,631,760)      (333,108)

Interest expense                                            26,585            118         72,523        137,517
                                                       -----------    -----------    -----------    -----------

           (Loss) from continuing operations            (1,022,471)       (33,546)    (1,704,283)      (470,625)

Earnings (loss) from discontinued operations              (558,793)       416,032     (1,574,638)     1,725,273
Gain on disposal of discontinued operations                    --             --        1,905,494           --
                                                       -----------    -----------    -----------    -----------

       Net earnings (loss)                             $(1,581,264)   $   382,486    $(1,373,427)   $ 1,254,648
                                                       ===========    ===========    ===========    ===========

Earnings (loss) per share - basic and diluted - from
    continuing operations                              $      (.15)   $      (.01)   $      (.26)   $      (.09)
                                                       ===========    ===========    ===========    ===========

Earnings (loss) from discontinued operations           $      (.08)   $       .09    $       .05    $       .34
                                                       ===========    ===========    ===========    ===========

Earnings (loss) per share - basic and diluted          $      (.23)   $       .08    $      (.21)   $       .25
                                                       ===========    ===========    ===========    ===========

Weighted average shares outstanding                      6,802,000      4,999,937      6,498,231      4,999,937
                                                       ===========    ===========    ===========    ===========







                       See notes to financial statements.



VOXCOM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 1998

                                                                          Series A                      Series B
                                             Common stock              Preferred stock               Preferred stock
                                        Shares         Amount       Shares        Amount           Shares         Amount
                                      ---------      ---------    ---------     ---------        ---------      ---------


Balances at June 30, 1998             6,085,772   $        609         80,000   $  8,000,000        350,000    $  3,500,000

Sales of common stock                   494,000             49           --             --             --              --

Conversion of debentures                364,716             37           --             --             --              --

Conversion of preferred stock           243,697             24           --             --          (14,500)       (145,000)

Dividends paid and accrued on
  Series B preferred stock               54,213              5           --             --             --              --

Acquisition of 200,000 shares of
  common stock for the treasury            --             --             --             --             --              --

Net (loss)                                 --             --             --             --             --              --
                                   ------------   ------------   ------------   ------------   ------------    ------------

Balances at September 30, 1998        7,242,398   $        724         80,000   $  8,000,000        335,500    $  3,355,000
                                   ============   ============   ============   ============   ============    ============


                                     Additional
                                     paid-in        Accumulated     Treasury
                                     capital          deficit        Stock
                                    -----------    ------------    ----------


Balances at June 30, 1998          $  1,479,691   $(10,225,011)   $       --

Sales of common stock                   611,201           --              --

Conversion of debentures                403,095           --              --

Conversion of preferred stock           144,976           --              --

Dividends paid and accrued on
  Series B preferred stock               48,673        (90,962)           --

Acquisition of 200,000 shares of
  common stock for the treasury            --             --           212,500

Net (loss)                                 --       (1,373,427)           --
                                   ------------   ------------    ------------

Balances at September 30, 1998     $  2,687,636   $(11,689,400)   $    212,500
                                   ============   ============    ============


                         See notes to financial statements.



VOXCOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               Six months ended
                                                                                  December 31,
                                                                             1998           1997
                                                                            ------         ------

Cash flows from operating activities
    Net earnings  (loss)                                                  $(1,373,427)   $ 1,254,648
    Gain from discontinued operations                                        (330,856)    (1,725,273)
    Adjustments to reconcile net earnings to net cash
      used  in  operating
       activities:
          Depreciation and amortization                                       380,276         76,712
          Stock issued for services                                              --           25,000
          Change in operating assets and liabilities:
              Prepaid expenses                                               (408,403)      (122,955)
              Accounts receivable                                            (301,325)          (608)
              Inventories                                                     (83,368)        (8,434)
              Other assets                                                     69,551         76,724
              Accounts payable and accrued expenses                             6,077        147,490
                                                                          -----------    -----------

                 Net cash used in continuing operations                    (2,041,475)      (276,696)

Cash flows from investing activities
    Purchase of property and equipment                                        (60,018)       (10,534)

Cash flows from financing activities
    Sales of common stock                                                     555,000           --
    Payments on notes payable to stockholders                                    --       (1,560,298)
    Increase in notes payable to affiliate                                       --        1,847,528
    Decrease in receivable from affiliate                                   1,555,444           --
                                                                          -----------    -----------

                 Net cash provided by financing activities                  2,110,444        287,230
                                                                          -----------    -----------

Net increase in cash                                                            8,951           --

Cash and cash equivalents at beginning of period                                 --             --
                                                                          -----------    -----------

Cash and cash equivalents at end of period                                $     8,951    $      --
                                                                          ===========    ===========


Noncash financing activities:

    Issuance of common stock for services and noncompetition agreements   $    56,250    $   575,000
                                                                          ===========    ===========

    Conversion of convertible debentures                                  $   400,000    $      --
                                                                          ===========    ===========

    Conversion of Series B preferred stock                                $   145,000    $      --
                                                                          ===========    ===========

    Conversion of stockholder notes to Series A Preferred Stock           $      --      $ 8,000,000
                                                                          ===========    ===========


                       See notes to financial statements.

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

     These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month and three-month periods ended December 31 and September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998 included in the Company's Amendment No. One to Form SB-2, as filed with the Securities and Exchange Commission on October 8, 1998.

     These financial statements include the accounts of Voxcom Holdings, Inc. (Holdings) and its subsidiaries, Voxcom Systems, Inc. (Systems) and MAXpc Technologies, Inc. (MAXpc), collectively, "the Company."

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

     The financial statements include the operations of Systems and Holdings for all periods presented, and MAXpc for the six months and three months ended December 31,1998. AmeraPress and HBG are reflected as discontinued operations.


 NOTE B - BUSINESS

     Systems sells and provides services related to credit card processing and authorization systems for merchants. MAXpc assembles, through contractors, and markets a high-performance, multi-media add-in card providing both hardware and software for inclusion in either new or existing computers.

VOXCOM HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE C - ACQUISITION AND DISPOSITION OF BUSINESSES

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

     Effective January 15, 1999, the Company closed AmeraPress, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG described above. Management intends to liquidate the assets of AmeraPress and use the proceeds to make payments to creditors. The Company does not expect losses, if any, on liquidation to be material.

     The significant assets and liabilities of AmeraPress at December 31, 1998 were: Receivables $252,000; Inventories $170,000; Property and Equipment $488,000; Other Assets $258,000; Accounts Payable and Accrued Expenses $1,257,000.

     The accompanying financial statements reflect the results of operations and net liabilities of AmeraPress and HBG as discontinued operations.

     On April 13, 1998, the Company acquired all of the issued and outstanding shares of MAXpc Technologies, Inc. The acquisition was accounted for as a purchase and the financial statements for 1998 include the operations MAXpc.

     MAXpc had no operations, assets, or liabilities prior to its acquisition by the Company.


NOTE D - OTHER ASSETS

     Other assets consist of the following:

                                              December 31,       June 30,
                                                  1998             1998
                                              ------------      ----------
          Deposits                            $ 161,592       $   160,789
          Noncompetition agreements             145,930           362,180
          Purchased technology                  480,208           517,702
          Consulting agreements                 183,333           252,083
          Other                                  17,083            93,693
                                                -------           -------

                                              $ 988,146       $ 1,386,447
                                               ========       ===========

Purchased technology arose out of the acquisition of MAXpc on April 13, 1998.

VOXCOM HOLDINGS, INC.

ITEM 2.  Management's discussion and analysis.

Results of Operations

Six months  ended  December 31, 1998  compared to six months ended  December 31,
1997

Net Sales

Net sales from continuing operations increased 6% to $967,849 for the six months ended December 31, 1998 from $913,540 for the six months ended December 31, 1997, while net sales decreased 17% to $392,158 for the second quarter of 1998 from $474,169 for the second quarter of 1997. These changes are primarily attributable to the sale of certain residuals in December 1998 for approximately $120,000, offset by an overall slow-down in sales during the period. This slow-down resulted after the Federal Trade Commission (FTC) filed a lawsuit in February 1998, alleging violations of the Federal Trade Commission Act in connection with the Company's business of marketing sales opportunities for home based business. In April 1998, the Company and the FTC agreed to a compromise and settlement of the case in which the Company did not admit to any violation of any law, statute, rule or regulation or to the commission of any wrongful act.

In response to this slow-down, the Company has since restructured its business plan to direct all resources to its MAXpc product. The marketing of the MAXpc product has been in the development stage, and it is expected that a net loss will be reported for the third quarter. However, contract negotiations for MAXpc are continuing, and are expected to generate net sales and net earnings thereafter.


Cost of Sales

Cost of sales increased 104% to $379,610 for the six months ended December 31, 1998 from $186,497 for the six months ended December 31, 1997. This increase is primarily due to a shift in sales mix to a higher percentage of sales with lower gross margins.

Gross Profit

Gross profit decreased 19% to $588,239 for the six months ended December 31, 1998 from $727,043 for the six months ended December 31, 1997. This decrease is primarily attributable to the higher cost of sales described above.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 109% to $2,219,999 for the six months ended December 31, 1998 from $1,060,151 for the six months ended December 31, 1997. This increase is due to advertising, marketing and selling expenses related to the MAXpc product, the establishment of a $100,000 reserve for bad debts against the remaining receivable from HBG, amortization of payments made for noncompetition agreements, purchased technology and consulting agreements, and a larger corporate overhead structure which was in place prior to the sale of HBG and the closing of AmeraPress.

Interest Expense

Interest expense of $72,523 for the six months ended December 31, 1998 was incurred primarily on the convertible debentures. The interest expense of $137,517 for the six months ended December 31, 1997 was incurred on debt to the Company's shareholders who sold AmeraPress to the Company. This debt has been converted to Series A Preferred Stock, and no further interest is payable.

Income Taxes

No income taxes have been accrued due to operating losses of the Company.

VOXCOM HOLDINGS, INC.

Discontinued Operations

On September 30, 1998, the Company sold the stock of a wholly owned subsidiary, HBG, to HBG's management in exchange for the cancellation of 200,000 shares of the Company's common stock previously owned by such management.

Effective January 15, 1999, the Company closed AmeraPress, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG described above. Management intends to liquidate the assets of AmeraPress and use the proceeds to make payments to creditors.

The accompanying financial statements reflect the results of operations and net liabilities of AmeraPress and HBG as discontinued operations.



Liquidity and Capital Resources

The Company had a net increase in cash and cash equivalents for the six months ended December 31, 1998 of approximately $9,000. Net cash used in operating activities for the period was approximately $2,041,000, primarily consisting of the cash operating loss for the period, plus increases in prepaid expenses and accounts receivable. Cash used in investing activities consisted of approximately $60,000 in purchases of property and equipment. Financing activities generated approximately $555,000 from sales of common stock and $1,555,000 from collection of amounts previously loaned to an affiliate.

During the six months ended December 31, 1998, sales were not at a level needed to support the Company's operations. MAXpc has been in the start-up phase, and losses from operations which have been discontinued were approximately $1,700,000. In order to continue, the Company must generate additional funds from one or more of the following sources: sales of the MAXpc product; additional sales of common stock, which would dilute the ownership of current stockholders; collections of receivables; and financing of receivables and inventories, to the extent available. Various contract negotiations are in progress, and management is extremely optimistic funds will be secured which will be sufficient to meet anticipated working capital needs.

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

VOXCOM HOLDINGS, INC.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

            None

(b)        Reports on Form 8-K

A report on Form 8-K was filed on January 29, 1999 concerning the closure of AmeraPress, Inc.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Voxcom Holdings, Inc.
                                            (Registrant)

Date:  February 19, 1999
                                        /s/ Donald G. McLellan
                                        ----------------------------------------
                                        Donald L. McLellan, President

                                        /s/ Leslie D. Crone
                                        ----------------------------------------
                                        Leslie D. Crone, Chief Financial Officer