Form 10QSB
period 1999-03-31
VOXCOM HOLDINGS INC
filed 1999-05-14
CIK 1061554

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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


Number of shares outstanding of the Registrant's common stock (par value $.0001 per share) as of March 31, 1999: 14,805,386.


Transitional Small Business Disclosure Format
(Check one)
Yes     No  X




VOXCOM HOLDINGS, INC.
PART  I.  FINANCIAL INFORMATION
ITEM  I.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                              March 31,      June 30,
                               ASSETS                                           1999           1998
                                                                           ------------    ------------
                                                                            (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                              $  7,769,818    $      4,091
    Accounts receivable                                                          64,651           3,066
    Receivables from affiliates                                                 100,000       1,902,805
    Inventories                                                                 586,670         423,250
    Prepaid expenses                                                             39,126         103,125
                                                                           ------------    ------------

                   Total current assets                                       8,560,265       2,436,337

PROPERTY AND EQUIPMENT, AT COST
    Machinery and equipment                                                      32,589          16,669
    Furnishings                                                                  60,858          18,848
                                                                           ------------    ------------
                                                                                 93,447          35,517
       Less accumulated depreciation                                             23,325           3,100
                                                                           ------------    ------------
                                                                                 70,122          32,417

OTHER ASSETS                                                                  1,027,621       1,247,053
                                                                           ------------    ------------

                                                                           $  9,658,008    $  3,715,807
                                                                           ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                       $    319,033    $    250,173
    Accrued expenses                                                            182,815         123,949
    Notes payable to officers                                                   210,579            --
    Net liabilities of discontinued operations                                   16,025         186,396
                                                                           ------------    ------------

                   Total current liabilities                                    728,452         560,518

LONG-TERM DEBT                                                                     --           400,000

COMMITMENTS AND CONTINGENCIES                                                      --              --

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                          8,000,000       8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; issued and outstanding, -0- shares at March
       31, 1999 and 350,000 shares at June 30, 1998                                --         3,500,000
    Common stock, $.0001 par value; authorized, 25,000,000 shares;
       issued and outstanding, 14,805,386 shares at March 31, 1999 and
       6,085,772 shares at June 30, 1998                                          1,481             609
    Additional paid-in capital                                               14,539,607       1,479,691
    Accumulated deficit                                                     (13,399,032)    (10,225,011)
                                                                           ------------    ------------
                                                                              9,142,056       2,755,289
    Less 200,000 shares of common stock in treasury - at cost                  (212,500)           --
                                                                           ------------    ------------
                                                                              8,929,556       2,755,289
                                                                           ------------    ------------

                                                                           $  9,658,008    $  3,715,807
                                                                           ============    ============


                       See notes to financial statements.




VOXCOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                Three Months    Three Months    Nine Months    Nine Months
                                                   Ended           Ended          Ended          Ended
                                                  March 31,       March 31,      March 31,      March 31,
                                                   1999            1998           1999           1998
                                                 -----------    -----------    -----------    -----------


Net sales (returns)                              $  (114,036)   $      --      $   134,523    $      --
Cost of sales                                        (41,221)          --           52,845           --
                                                 -----------    -----------    -----------    -----------

       Gross profit (loss)                           (72,815)          --           81,678           --

Selling, general and administrative expenses       1,035,144        904,741      2,615,480      1,400,169
                                                 -----------    -----------    -----------    -----------

       Operating (loss)                           (1,107,959)      (904,741)    (2,533,802)    (1,400,169)

Interest expense                                         592           --           73,350        139,702
                                                 -----------    -----------    -----------    -----------

           (Loss) from continuing operations      (1,108,551)      (904,741)    (2,607,152)    (1,539,871)

Earnings (loss) from discontinued operations        (558,383)       567,823     (2,338,703)     2,457,601
Gain on disposal of discontinued operations             --             --        1,905,494           --
                                                 -----------    -----------    -----------    -----------

       Net earnings (loss)                       $(1,666,934)   $  (336,918)   $(3,040,361)   $   917,730
                                                 ===========    ===========    ===========    ===========

Earnings (loss) per share - basic and diluted:
    Continuing operations                        $      (.14)   $      (.17)   $      (.38)   $      (.29)
                                                 ===========    ===========    ===========    ===========

    Discontinued operations                      $      (.07)   $       .11    $      (.06)   $       .46
                                                 ===========    ===========    ===========    ===========

    Net earnings (loss)                          $      (.21)   $      (.06)   $      (.44)   $       .17
                                                 ===========    ===========    ===========    ===========

Weighted average shares outstanding                7,758,247      5,359,370      6,912,105      5,359,370
                                                 ===========    ===========    ===========    ===========




                       See notes to financial statements.




VOXCOM HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 1999

                                                                             Series A                     Series B
                                            Common stock                 Preferred stock              Preferred stock
                                   ---------------------------   ---------------------------   ---------------------------
                                       Shares         Amount        Shares           Amount      Shares         Amount
                                   ------------   ------------   ------------   ------------   ------------    ------------
Balances at June 30, 1998             6,085,772   $        609         80,000   $  8,000,000        350,000    $  3,500,000

Sales of common stock                 7,694,000            769           --             --             --              --

Conversion of debentures                364,716             37           --             --             --              --

Conversion of preferred stock           547,201             55           --             --          (34,000)       (340,000)

Redemption of preferred stock              --             --             --             --         (316,000)     (3,160,000)

Dividends on Series B
  preferred stock
       Paid in common stock             113,697             11           --             --             --              --
       Paid in cash                        --             --             --             --             --              --

Acquisition of 200,000 shares of
  common stock for the treasury            --             --             --             --             --              --

Net (loss)                                 --             --             --             --             --              --
                                   ------------   ------------   ------------   ------------   ------------    ------------

Balances at March 31, 1999           14,805,386   $      1,481         80,000   $  8,000,000           --      $       --
                                   ============   ============   ============   ============   ============    ============

                                        Additional
                                          paid-in       Accumulated     Treasury
                                          capital         deficit         Stock
                                       ------------    ------------    ------------
Balances at June 30, 1998              $  1,479,691    $(10,225,011)   $       --

Sales of common stock                    12,857,181            --              --

Conversion of debentures                    403,095            --              --

Conversion of preferred stock               339,945            --              --

Redemption of preferred stock              (632,000)           --              --

Dividends on Series B
  preferred stock
       Paid in common stock                  91,695         (91,706)           --
       Paid in cash                            --           (41,954)           --

Acquisition of 200,000 shares of
  common stock for the treasury                --              --           212,500

Net (loss)                                     --        (3,040,361)           --
                                       ------------    ------------    ------------

Balances at March 31, 1999             $ 14,539,607    $(13,399,032)   $    212,500
                                       ============    ============    ============





                       See notes to financial statements.




VOXCOM HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                Nine months ended
                                                                                    March 31,
                                                                               1999           1998
                                                                          ------------    ------------

Cash flows from operating activities
    Net earnings  (loss)                                                  $ (3,040,361)   $    917,730
    Loss (gain) from discontinued operations                                   433,209      (2,457,601)
    Adjustments to reconcile net earnings (loss) to net cash
       provided (used) by operating activities
          Depreciation and amortization                                        486,907         115,320
          Stock issued for services                                               --            25,000
          Change in operating assets and liabilities
              Prepaid expenses                                                 (11,001)        (45,264)
              Accounts receivable                                              (61,585)           --
              Inventories                                                     (163,420)           --
              Other assets                                                    (266,000)           --
              Accounts payable and accrued expenses                            130,858         427,871
                                                                          ------------    ------------

                 Net cash used by continuing operations                     (2,491,393)     (1,016,944)
       Net cash provided (used) by discontinued operations                    (666,080)      2,602,367
                                                                          ------------    ------------
                 Net cash provided (used) by operating activities           (3,157,473)      1,585,423

Cash flows from investing activities
    Purchase of property and equipment                                         (57,930)        (25,125)

Cash flows from financing activities
    Sales of common stock                                                   12,801,700            --
    Redemption of preferred stock                                           (3,792,000)           --
    Dividends paid                                                             (41,954)           --
    Payments on notes payable to stockholders                                     --        (1,560,298)
    Increase in notes payable to officers                                      210,579            --
    Decrease in receivables from affiliates                                  1,802,805            --
                                                                          ------------    ------------

                 Net cash provided (used) by financing activities           10,981,130      (1,560,298)
                                                                          ------------    ------------

Net increase in cash                                                         7,765,727            --

Cash and cash equivalents at beginning of period                                 4,091            --
                                                                          ------------    ------------

Cash and cash equivalents at end of period                                $  7,769,818    $       --
                                                                          ============    ============


Noncash financing activities:

    Issuance of common stock for services and noncompetition agreements   $     56,250    $    575,000
                                                                          ============    ============
    Conversion of convertible debentures                                  $    400,000    $       --
                                                                          ============    ============
    Conversion of Series B preferred stock                                $    340,000    $       --
                                                                          ============    ============
    Conversion of stockholder notes to Series A Preferred Stock           $       --      $  8,000,000
                                                                          ============    ============



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

     These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month and three-month periods ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 1999. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1998 included in the Company's Amendment No. One to Form SB-2, as filed with the Securities and Exchange Commission on October 8, 1998.

     These financial  statements  include the accounts of Voxcom Holdings,  Inc.
     (Holdings)  and  its  subsidiary,   MAXpc   Technologies,   Inc.   (MAXpc),
     collectively, "the Company."

     Holdings, formerly Newcorp One, Inc., was incorporated in 1996. On June 17, 1997, Holdings, which had no operations and no significant assets or liabilities, issued 4,000,000 shares of its common stock (equal to 80% of its then outstanding shares) for all of the outstanding capital stock of Voxcom Systems, Inc. (Systems), which is now a discontinued operation.

     Since the stockholders of Systems owned 80% of the common stock of Holdings after the sale of Systems, Systems is deemed to be the acquiring corporation for accounting purposes. Concurrent with the above transactions, Holdings acquired all of the outstanding common stock of AmeraPress in exchange for a $10,000,000 note, payable in 24 equal monthly installments. AmeraPress was incorporated on June 19, 1997 and succeeded to the business of Voxcom Sales, L.L.C. (Voxcom Sales). AmeraPress is now a discontinued operation.

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

     The financial statements include the operations of Holdings for all periods presented, and MAXpc for the nine months and three months ended March 31, 1999. Systems, AmeraPress and HBG are reflected as discontinued operations.

 NOTE B - BUSINESS

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

     The significant assets and liabilities of AmeraPress at March 31, 1999 were: Receivables $84,000; Other Assets $66,000; Accounts Payable and Accrued Expenses $1,219,000, including debt to Holdings of $799,000.

     Effective February 19, 1999, the Company closed Systems, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG and the closure of AmeraPress described above. Management intends to liquidate the assets of Systems and use the proceeds to make payments to creditors. The Company does not expect losses, if any, on liquidation to be material.

     The  significant  assets and liabilities of Systems at March 31, 1999 were:
     Receivables $24,000; Other Assets $139,000; Accounts Payable and Accrued Expenses $615,000, including debt to Holdings of $441,000.

     Net sales from discontinued operations for the nine and three months ended March 31, 1999 were approximately $4,456,000 and $73,000, respectively.

     On April 13, 1998, the Company acquired all of the issued and outstanding shares of MAXpc Technologies, Inc. The acquisition was accounted for as a purchase and the financial statements include the operations MAXpc since the date of acquisition.

     MAXpc had no operations, assets, or liabilities prior to its acquisition by the Company.

NOTE D - OTHER ASSETS

     Other assets consist of the following:
                                                     March 31,         June 30,
                                                        1999             1998
                                                    -----------      -----------
          Deposits                                  $    22,341      $    21,395
          Noncompetition agreements                     117,805          362,180
          Purchased technology                          724,976          517,702
          Consulting agreements                         148,958          252,083
          Other                                          13,541           93,693
                                                    -----------      -----------

                                                    $ 1,027,621      $ 1,247,053
                                                    ===========      ===========

    Purchased technology arose primarily out of the acquisition of MAXpc on April 13, 1998.

VOXCOM HOLDINGS, INC.

ITEM 2.  Management's discussion and analysis.

Results of Operations

Nine months ended March 31, 1999 compared to nine months ended March 31, 1998

Net Sales

Net sales from continuing operations of $134,523 for the nine months ended March 31, 1999 were generated entirely from MAXpc. The net sales returns for the three months ended March 31, 1999 of ($114,036) arose from one significant return in the quarter, offset by other sales. For the nine months and three months ended March 31, 1998, no sales were generated as there were no operating companies that have not since been discontinued, and MAXpc had not yet been acquired.

The Company has discontinued the businesses that were part of the ongoing operations in the prior year and restructured its business plan to direct all resources to its MAXpc product. The marketing of the MAXpc product has been in the development stage. However, contract negotiations for MAXpc are ongoing, and are expected to generate net sales and net earnings in future quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 87% to $2,615,480 for the nine months ended March 31, 1999 from $1,400,169 for the nine months ended March 31, 1998. This increase is due to advertising, marketing and selling expenses related to the MAXpc product, amortization of payments made for noncompetition agreements, purchased technology and consulting agreements, and the overhead structure which was in place prior to the discontinuing Systems, HBG and AmeraPress.

Interest Expense

Interest expense of $73,350 for the nine months ended March 31, 1999 was incurred primarily on the convertible debentures. This debt has been converted to common stock, and no further interest is payable. The interest expense of $139,702 for the nine months ended March 31, 1998 was incurred on debt to the Company's shareholders who sold AmeraPress to the Company. This debt has been converted to Series A Preferred Stock, and no further interest is payable.

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

Effective February 19, 1999, the Company closed Systems, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG and the closure of AmeraPress described above. Management intends to liquidate the assets of Systems and use the proceeds to make payments to creditors.

The accompanying financial statements reflect the results of operations and net liabilities of Systems, AmeraPress and HBG as discontinued operations.

VOXCOM HOLDINGS, INC.

Liquidity and Capital Resources

Cash and cash equivalents increased $7,765,727 in the nine months ended March 31, 1999. Net cash used in operating activities for the period was approximately $3,157,000, of which $666,000 was used in discontinued operations. Net cash used in operating activities primarily consisted of the cash operating loss for the period, plus increases in accounts receivable, inventories and other assets, offset by an increase in accounts payable and accrued expenses. Cash used in investing activities consisted of approximately $58,000 in purchases of property and equipment. Financing activities generated approximately $10,980,000, consisting primarily of $12,800,000 from sales of common stock and $1,800,000 from collection of amounts previously loaned to an affiliate, offset by the redemption of the Series B preferred stock in the approximate amount of 3,800,000.

As a result of the above, working capital at March 31, 1999 increased approximately 317%, to $7,832,000, from $1,876,000 at March 31, 1998. Management believes this working capital will be sufficient to meet ongoing overhead expenses, plus pursue an aggressive advertising and marketing campaign for the MAXpc product.

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

VOXCOM HOLDINGS, INC.

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          Financial Data Schedule

     (b)  Reports on Form 8-K

A report on Form 8-K was filed on April 9, 1999 concerning the sale of 7,000,000 shares of common stock, including 3,000,000 shares upon the conversion of the Series B Preferred Stock and 4,000,000 new shares. The net proceeds to the Company were $7,796,700. From the net proceeds, the Company paid $200,000 to acquire the source and object codes to its MAXpc computer board product and will use the balance to promote the product and provide working capital.

In addition, the investor was granted certain distribution rights in Germany and Europe, and the Company's board of directors will be expanded to nine members, including three representatives of the investor and two independent directors.

All material contracts and bylaw amendments in connection with the transaction were attached as exhibits to the Form 8-K.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Voxcom Holdings, Inc.
                                        (Registrant)

Date:  May 14, 1999


                                    /s/ Donald G. McLellan
                                    --------------------------------------------
                                        Donald L. McLellan, President

                                    /s/ Leslie D. Crone
                                    --------------------------------------------
                                        Leslie D. Crone, Chief Financial Officer