Form 10KSB
period 1999-06-30
VOXCOM HOLDINGS INC
filed 1999-09-28
CIK 1061554

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
        (no fee required)
                          For the transition period to

                           Commission File No. 0-24273

                              VOXCOM HOLDINGS, INC.
                    d/b/a/ MAX Internet Communications, Inc.
                 (Name of small business issuer in its charter)
          Nevada                                                 75-2715335
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

8115 Preston Road, Eighth Floor East, Dallas, Texas                75225
(Address of principal executive offices)                        (Zip Code)

       Registrant's telephone number, including area code: (214) 691-0055

Securities registered pursuant to Section 12(b) of the Act: : None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       ---    ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The registrant's revenues for its most recent fiscal year were:  $397,989.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 31, 1999 was $44,946,781.

At June 30, 1999, the registrant had outstanding 15,572,823 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III (except Item 13) will be contained in Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be heard in November 1999.

           Transitional Small Business Disclosure Format (check one):

                                 Yes     No  X
                                     ---    ---

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

                                     PART I

Item 1.  Description of Business                                              1

Item 2.  Description of Property                                              3

Item 3.  Legal Proceeding                                                     3

Item 4.  Submission of Matters to a Vote of Security Holders                  3


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters             4

Item 6.  Management's Discussion and Analysis or Plan of Operations           4

Item 7.  Financial Statements                                                 9

Item 8.  Changes in Disagreements with Accountants on Accounting and
         Financial Disclosure                                                10


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                   10

Item 10. Executive Compensation                                              10

Item 11. Security Ownership of Certain Beneficial Owners and Management      10

Item 12. Certain Relationships and Related Transactions                      10

Item 13. Exhibits and Reports on Form 8K                                     11

                                     PART I

Item 1.  DESCRIPTION OF BUSINESS
         -----------------------

General

        MAX Internet Communications, Inc. (the "company" or the "Registrant") was formed in September 1996. It's history is as follows: Newcorp One, Inc. was a corporation organized under the laws of the State of Nevada in September 1996 in accordance with the Plan of Reorganization of Weaver Arms Corporation, as confirmed by the United States Bankruptcy Court, Central District of California on January 20, 1994. Weaver had existed as a publicly held corporation in the business of developing and manufacturing weapons until its filing for protection under the bankruptcy laws. Following its reorganization, Weaver changed its name to Madera International, Inc. and began operating as a timber harvesting and exporting Company. A feature of Weaver's bankruptcy plan of reorganization allowed it to create Newcorp and distribute its common stock and Class A warrants to the shareholders and debtors of Weaver. Newcorp would then seek a merger partner that would contribute an operating business to Newcorp.

        The owners of Voxcom Systems, Inc. and AmeraPress, Inc. desired for Voxcom Systems and AmeraPress to consolidate and become publicly traded; however, they had been unsuccessful in negotiating a suitable underwriting arrangement to engage in a public offering.

        Therefore, in June 1997, the managements of Newcorp and Voxcom Systems negotiated an Agreement and Plan of Reorganization pursuant to which Newcorp acquired all of the issued and outstanding shares of common stock of Voxcom Systems in exchange for an aggregate of 4,000,000 shares of voting common stock of Newcorp, $.0001 par value per share, and 4,000,000 Class A Warrants, constituting approximately 80% of the outstanding securities of Newcorp. At the time of the acquisition of Voxcom Systems, Newcorp had no assets, business or operations.

        Voxcom Systems provided merchant accounts and credit card processing solutions to small businesses, home based businesses, multi-level marketing distributors, and independent distributors. In operation since January 1995, Voxcom Systems was engaged in the transaction processing industry, providing low-cost credit card processing to diverse merchants, including in-home businesses, through its patented and proprietary Credit Verification Phone system.

        Concurrent with its acquisition of Voxcom Systems, Newcorp acquired all of the issued and outstanding common stock of AmeraPress, Inc., a corporation organized under the laws of the State of Nevada in June 1997 to engage in the specialty printing and finishing business. AmeraPress succeeded to the business of Voxcom Sales, L.L.C. ("Voxcom Sales"), a company organized under the laws of the State of Delaware in November 1995. The common stock of AmeraPress was acquired in exchange for a $10,000,000 note, payable in 24 consecutive, equal monthly installments. The Promissory Note was collateralized by all of the outstanding shares of AmeraPress. In December 1997, the remaining balance of the Promissory Note was exchanged for 80,000 shares of Series A Preferred Stock redeemable at the option of the company at the issue price of $ 100 each.

        On June 18,1997, Newcorp filed Restated Articles of Incorporation with the Secretary of State of Nevada, adding provisions regarding corporate management and control, and changing the name of the company to Voxcom Holdings, Inc. Voxcom Holdings, Inc. began doing business in June 1999 as MAX Internet Communications, Inc., and it will formally change its name at the annual meeting of stockholders in November 1999.

        On July 1, 1997, the company entered into a Consulting Agreement and Covenant Not to Compete with Kim Crowther and Brian Jensen to manage a company (the "Lecture Company") to conduct home business seminars to promote the company's goods and services, including the printed products of AmeraPress, and to compensate them for their exclusive service to the Lecture Company for a period of 60 months. Home Business Group, Inc. ("HBG") acquired certain assets and liabilities of and continued the business of the Lecture Company, commencing during the quarter ended December 31, 1997.

        On March 13, 1998 the company agreed to acquire all of the issued and outstanding shares of MAXpc Technologies, Inc., ("MAX") in consideration for the issuance of 210,000 shares of common stock. MAX has the exclusive manufacturing and marketing rights to certain multimedia computer hardware and software. Marketing of the product commenced at the end of April 1998.

       On September 30, 1998, the company sold the stock of HBG to HBG's management in exchange for the redemption of 200,000 shares of the company's common stock previously owned by such management.

       Effective January 15, 1999, the company closed AmeraPress, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG described above. Registrant sold AmeraPress in June 1999.

       Effective February 19, 1999, the company closed Systems, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG and the closure of AmeraPress described above. Registrant sold Systems in June 1999.

Products

       In April 1998, the company acquired all of the common stock of MAX, which has the exclusive right to manufacture and market a high performance, multi-media add-in card providing both hardware and software for personal computers. MAX has begun marketing its card under the trade name "MAX ic Live." This card offers various different media functions consisting of the following:

       - H324 Video Phone over standard phone line with superior audio & video quality
       - PCI Video Capture (full motion 30fps with Real-time MPEG-I compression) & stereo audio capture
       - Video Editing with 3-D Titling, wipe effects & fully synchronized audio soundtrack editing
       - Output captured video to VGA screen, VCR Tape, NTSC Television, Disk, or CD-Recordable
       - PCI DVD Video playback, smooth Ul-screen DVD-video on a Pentium 133 or faster
       - MPEG-I Video playback,  full motion 30fps;  full screen or  windowed
       - Output PC-VGA desktop screen to NTSC Television, 640x480 or hi-res virtual
       - Output DVD or MPEG videos to NTSC  Television for PC Home  Theater
       - Display Live-Video (from Camera, VCR, or int. TV-tuner) full motion; full screen or windowed
       - PCI 2D accelerated Graphics VGA, up to 1280x1024 non-interlaced in high color
       - PCI 3D accelerated Graphics Rendering with Z-buffering, Gourad Shading, and more
       - PCI DSVD Modem v.34bis (230k  data/33.6k band) with full TAPI support
       - Hands-free  Speakerphone,  full-Duplex with acoustic echo  cancellation
       - Voicemail Answer machine with Caller ID and Forwarding  function
       - Fax V.17 (14.4k) Class 1, 2, and 2.0 with send and receive  capability
       - Distinctive  Ring call  routing for all  telephony  functions
       - PCI Sound Card, compatible with industry standards
       - Full Wave Table synthesis with 32  simultaneous  voices (4meg)
       - Multiple  *WAV channel  playback/record capability  (*multi-Duplex)
       - Dolby  Digital  AC-3  Audio  Output  (5+1 channels) for DVD Playback
       - SRS 3D Audio  enhancement for surround sound from just 2 speakers
       - Industry Standard Joystick with MIDI port

       Such card enhances the performance of computers, either as an add-in at time of manufacture or installed into existing units. The card, with its own inbuilt processor, has the ability to perform multi-media software functions simultaneously if need be, without detracting from the central processor of the computer. Additional software can be added to the card as developed.

       The card was developed by Chromatic Research of California, and, subsequent to its acquisition by the company, MAX purchased the exclusive right to manufacture and market the card by the acquisition of Chromatic's inventory of partially completed units and components for a cost of approximately $550,000. In March 1999, MAX acquired for $200,000 the source code (human readable) and object code (machine readable) to the software and can now support the product and sell such products free of any further royalty. Target markets are original equipment manufacturers, dealers and sellers in the industry, plus large end users. Evaluation cards have been offered to companies in these industry groups, and a national marketing campaign is currently being developed.

       The company continues to look for additional software applications which may be integrated into the card, and it is believed some of these will give rise to the availability of patent protection. The company will continue limited research and development in this regard.

       Competition in the industry is extremely high, and new developments and products are offered regularly. Many of MAX's competitors have greater experience in the industry and more financial resources available to them. Competition in multi-media products comes from companies such as ATI Technologies, Inc., Creative Technology, Ltd. and Sigma Designs, Inc. While these competitors obviously have more financial strength, the company believes it can successfully compete because it believes the MAX board fulfills functions that no other single board can achieve.

Environmental Impact

       None of the company's activities utilize any hazardous materials or results in any discharge of pollutants into the environment. The company believes it complies fully with all environmental laws and regulations.

Employees

       The company employs a total of 22 Full-time persons. The company also relies on the sales efforts of outside sales organizations and commission-only representatives. None of such persons is represented by a union, and the company believes its relations with its employees is very good.

Regulation

       There are no regulatory issues affecting the company not common to all businesses.


Item 2. DESCRIPTION OF PROPERTY
        -----------------------

Offices and Warehouse Facility

       The company's principal executive offices are located at 8115 Preston Road, Suite 800, Dallas, Texas 75225. The premises, which are leased from an unaffiliated party, consist of 11,010 square feet. The executive office facility contains management offices, work stations, computer equipment, and related software. Monthly rent is $22,020 through the remainder of a sixty-four month Lease Term, which expires on May 31, 2003. The company has a renewal option to extend the Lease Term for one additional period of five years, at a rental rate equal to the prevailing market for such premises at that time.

       The company's warehouse facility is located at 12917 Valley Branch Lane, Farmers Branch, Texas. The premises, which are leased from an unaffiliated party, consist of approximately 4,500 square feet. Monthly base rent is $2,437 through July 2000, $2,625 through July 2001, and $2,812 through July 2002, the end of the lease term.

       All of the company's properties are covered by property and casualty insurance the company believes to be adequate.

Item 3. LEGAL PROCEEDINGS
        -----------------

       The company is engaged from time to time in routine legal proceedings, none of which was material to the company's operations on the date of the Prospectus.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

       None.

                                     PART II

Item 5. MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS
        -------------------------------------------------

Market Information

       The company's common stock is traded in the over-the-counter market on the Nasdaq OTC Bulletin Board under the symbol MXIP. The following table shows the price range of the company's common stock since it was initially quoted in November 1997 until June 30, 1999.

                                         BID                         ASK
       Quarter Ended               High       Low              High       Low
       -------------               ----       ---              ----       ---
       12-31-97                    6-1/8      2                6-5/8      2-7/8
       3-31-97                     5-3/4      1-5/8            6-1/4      1-7/8
       6-30-98                     6          2-1/8            6-1/4      2-3/8
       9-30-98                     2-13/16    7/8              3          1
       12-31-98                    1-3/4      9/16             1-7/8      19/32
       3-31-99                     5-19/32    5/8              5-3/4      25/32
       6-30-99                     6-9/16     2-7/16           6-1/2      2-5/8

       Holders

            As of June 30, 1999, there were 208 record holders of the company's common stock and 3 holders of the company's Series A Preferred Stock.

       Dividends

            The company does not anticipate any stock or cash dividends on   its
       common stock in the foreseeable future.


Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
        ----------------------------------------------------------

                                     General

       The company, through its wholly-owned subsidiary, manufactures, through contractors, and markets a high performance, multi-media add-in card providing both hardware and software, for inclusion in both new and existing computers.

       This business was acquired on April 13, 1998. Therefore, revenues and expenses include the operations of this business from the date of acquisition for the year ended June 30, 1998, and for the year ended June 30, 1999.

       The company previously operated businesses which sold and distributed merchant credit card authorization and payment systems; Marketed home-based businesses through seminars; and produced customized printing for distribution by home-based businesses.

       Each of these businesses was sold in the year ended June 30, 1999, and the financial statements for all periods presented reflect them as discontinued operations.

                         SELECTED FINANCIAL INFORMATION
                               Year Ended June 30,
                               -------------------
                                        1999          1998              1997
                                        ----          ----              ----
Statement of Operations Data:

Net sales                      $  $     397,989       $ 7,736       $         -

Gross profit                            212,754         5,634                 -

Operating loss                       (3,865,170)   (1,402,020)         (561,149)

Loss from continuing operations      (3,865,677)   (1,541,722)         (605,396)

Net earnings (loss)                  (5,360,655)   (1,098,907)        2,923,519

Loss per share from
 continuing operations                     (.44)         (.28)             (.12)

Net earnings (loss) per share              (.60)         (.20)              .58


                                June 30, 1999                    June 30, 1998
                                -------------                    -------------
Balance Sheet Data:

Total assets                      $10,665,647                       $3,583,002

Working capital                     8,734,663                        1,875,819

Total liabilities                     902,153                          827,713

Stockholders' equity                9,763,494                        2,755,289

Results of Operations

Year ended June 30, 1999 compared to year ended June 30, 1998


Net Sales

    Net sales increased to $397,989 for the year ended June 30, 1999 from $7,736 for the year ended June 30, 1998. MAXpc was acquired in April 1998, and for the period from the date of acquisition to June 30, 1998, MAXpc had no significant sales as it was in the early stages of designing its sales and marketing plan. During the year ended June 30, 1999 the company was still in the early stages of marketing its new product, which included sending the MAX i.c. Live card to potential customers on a evaluation basis. Sales in the fourth quarter of fiscal 1999 amounted to approximately $263,000, which represents 66% of total net sales for the year.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 190% to $4,077,924 for the ended June 30, 1999 from $1,407,654 for the year ended June 30, 1998. This increase is due to advertising, marketing and selling expenses related to the MAXpc product, amortization of payments made for noncompetition agreements, purchased technology and consulting agreements, and the overhead structure which have been put into place in anticipation of future increases in net sales.

Interest Expense

    Interest expense of $76,971 for the year ended June 30, 1999 was incurred primarily on the convertible debentures. This debt has been converted to common stock, and no further interest is payable. The interest expense of $139,702 for the year ended June 30, 1998 was incurred on debt to the company's shareholders that sold AmeraPress to the company. This debt has been converted to Series A Preferred Stock, and no further interest is payable.

Income Taxes

    No income  taxes have been accrued due to operating losses of the company.

Discontinued Operations

    On September 30, 1998, the company sold the stock of a wholly owned subsidiary, HBG, to HBG's management in exchange for the redemption of 200,000 shares of the company's common stock previously owned by such management.

    Effective January 15, 1999, the company closed AmeraPress, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG described above. AmeraPress was sold on June 30, 1999.

    Effective February 19, 1999, the company closed Systems, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG and the closure of AmeraPress described above. Systems was sold on June 30, 1999.

    The accompanying financial statements reflect the results of operations and net liabilities of Systems, AmeraPress and HBG as discontinued operations.


Fiscal  year ended June 30,  1998 compared to year ended June 30, 1997

Net Sales

    Net sales from continuing operations of $7,736 for the year ended June 30, 1998 were generated from MAX during the short period since its acquisition. For the year ended June 30, 1997, no sales were generated as there were no operating companies that have not since been discontinued, and MAXpc had not yet been acquired.

Selling, General and Administrative Expenses

    Selling, general and administrative expenses increased 15 1% to $1,407,654 for the year ended June 30, 1998 from $561,149 for the year ended June 30, 1997. This increase is due to advertising, marketing and selling expenses related to the MAX ic Live product, amortization of payments made for noncompetition agreements, purchased technology and consulting agreements, and the overhead structure which was in place prior to discontinuing Systems, HBG and AmeraPress.

Interest Expense

    The interest expense of $139,702 and $44,247 for the years ended June 30, 1998 and 1997, respectively, was incurred on debt to the company's shareholders that sold AmeraPress to the company. This debt has been converted to Series A Preferred Stock, and no further interest is payable.

Income Taxes

    No income taxes have been accrued due to operating losses of the company.

Liquidity

    Cash and cash equivalents increased $6,362,494 in the year ended June 30, 1999. Net cash used in operating activities for the period was approximately $5,287,000, of which $1,059,000 was used in discontinued operations. Net cash used in operating activities primarily consisted of the cash operating loss for the period, plus increases in accounts receivable, inventories and other assets, offset by an increase in accounts payable and accrued expenses.

    Cash used in investing activities consisted of approximately $120,000 in purchases of property and equipment.

    Financing  activities   generated  approximately   $11,769,000,   consisting
primarily of $15,605,000 from sales of common stock, offset by the redemption of the Series B preferred stock in the approximate amount of $3,800,000.

    As a result of the above, working capital at June 30, 1999 increased approximately 366%, to $8,734,663, from $1,875,819 at June 30, 1998. Management believes this working capital will be sufficient to meet ongoing overhead expenses, plus pursue an aggressive advertising and marketing campaign for the MAXpc product. Future cash resources available to the company are expected to come from profitable operations. Should the need arise for further funding for increases in inventories or receivables or for capital equipment, the company would address the possibility of lines of credit from lending authorities and new issues of capital stock. There is no assurance these resources will be available to the company.

Year 2000

    The company, like most companies, is faced with the Year 2000 ("Y2K") issue, which is a result of the use of computer systems designed to process two digits rather than four when designating the year. The company began an internal assessment of its year 2000 preparedness in the early months of 1998, through a review of all equipment and software. For purposes of the review, the equipment and software were divided into critical and non-critical categories. The critical category included accounting software, customer databases, the actual computer systems themselves and our vendors' individual preparedness. The non-critical category included the telephone systems, general administrative software and network operating systems.

    In the critical category, the accounting software, customer databases, and computer systems issues have been addressed through software and hardware updates provided to our company by the software and/or hardware vendors. These updates were provided at minimal cost. It should also be noted that these applications are relatively simple programs.

    The company has contacted its major component suppliers and its contract manufacturer. To date, none has indicated that it anticipates material internal risks. The company is continuing this process to determine the readiness of all significant suppliers and will assess, and where practicable, attempt to mitigate its risks with respect to any failure of these entities to be Y2K compliant. The company is in the process of identifying additional contract manufacturers, and one of the key contract requirements is for the manufacturer to make their systems Y2K compliant.

    These critical areas have been monitored for an unforeseen issues since June 1998, and procedures are in place to ensure that a hard copy of all critical transactions is maintained.

    With regard to the company's non-critical category, such as telephone systems, general administrative software and network operating systems, these areas have also been addressed. Any minor infractions found were resolved through software updates and upgrades.

    Although the company cannot quantify the potential effect of Y2K   issues on
its financial condition, business or results of operations, it is reasonably certain that any such future costs will not be significant.


Forward Looking Information

    This report contains certain forward-looking statements and information relating to the company that are based on the beliefs of the company's management as well as assumptions made by and information currently available to the company's management. When used in this report, words such as "anticipate," "believe," "estimate," "expect," "intend," "should," and similar expressions, as they relate to the company or its management, identify forward-looking statements. Such statements reflect the current views of the company with respect to future events and are subject to certain risks, uncertainties and assumptions relating to the operations, results of operations, liquidity and growth strategy of the company, including competitive factors and pricing pressures, changes in legal and regulatory requirements, interest rate fluctuations, and general economic conditions, as well as other factors described in this report. Should one or more of the risks materialize, or should underlying assumptions prove incorrect, actual results or outcomes may vary materially from those described herein as anticipated, believed, estimated, expected or intended.

Item 7. FINANCIAL STATEMENTS
        --------------------


INDEX TO FINANCIAL STATEMENTS


Report of Independent Certified Public Accountants                          F-1

Consolidated Balance Sheets as of June 30, 1998 and 1999                    F-2

Consolidated Statements of Operations for the years ended
June 30, 1998 and 1999                                                      F-3

Consolidated  Statement of Stockholders' Equity (Deficit)
for the years ended June 30, 1998 and 1999                                  F-4

Consolidated Statements of Cash Flows for the years ended
June 30, 1998 and 1999                                                      F-6

Notes to Consolidated Financial Statements                                  F-8

               Report of Independent Certified Public Accountants



Board of Directors and Stockholders
Voxcom Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Voxcom Holdings, Inc. and Subsidiary (d/b/a Max Internet Communications, Inc.) as of June 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Voxcom Holdings, Inc., and Subsidiary as of June 30, 1999 and 1998, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.


/s/  Grant Thornton LLP
-----------------------
     GRANT THORNTON LLP



Dallas, Texas
August 13, 1999


                      Voxcom Holdings, Inc. and Subsidiary
                     d/b/a Max Internet Communications, Inc.

                           CONSOLIDATED BALANCE SHEETS

                             June 30, 1999 and 1998





                               ASSETS                                           1999            1998
                                                                           ------------    ------------


CURRENT ASSETS
    Cash and cash equivalents                                              $  8,136,585    $  1,774,091
    Accounts receivable, net of allowance for doubtful
       accounts of $30,000 at June 30, 1999                                     169,217           3,066
    Inventories                                                               1,286,539         423,250
    Prepaid expenses                                                             44,475         103,125
                                                                           ------------    ------------

                   Total current assets                                       9,636,816       2,303,532

PROPERTY AND EQUIPMENT, AT COST
    Machinery and equipment                                                      87,830          16,669
    Furnishings                                                                  67,634          18,848
                                                                           ------------    ------------
                                                                                155,464          35,517
    Less accumulated depreciation                                                27,969           3,100
                                                                           ------------    ------------
                                                                                127,495          32,417

OTHER ASSETS                                                                    901,336       1,247,053
                                                                           ------------    ------------

                                                                           $ 10,665,647    $  3,583,002
                                                                           ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable                                                       $    113,356    $    250,173
    Accrued expenses                                                            788,797         123,949
    Net liabilities of discounted operations                                       --            53,591
                                                                           ------------    ------------

                   Total current liabilities                                    902,153         427,713

LONG-TERM DEBT                                                                     --           400,000

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                          8,000,000       8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; issued and outstanding, none at June 30, 1999
       and 350,000 shares at June 30, 1998                                         --         3,500,000
    Common stock, $.0001 par value; authorized, 25,000,000 shares;
       issued, 15,772,823 at June 30, 1999 and 6,085,772 shares
       at June 30, 1998                                                           1,577             609
    Additional paid-in capital                                               17,693,743       1,479,691
    Accumulated deficit                                                     (15,719,326)    (10,225,011)
                                                                           ------------    ------------
                                                                              9,975,994       2,755,289
    Less 200,000 shares of common stock in treasury - at cost                  (212,500)           --
                                                                           ------------    ------------
                                                                              9,763,494       2,755,289
                                                                           ------------    ------------

                                                                           $ 10,665,647    $  3,583,002
                                                                           ============    ============




        The accompanying notes are an integral part of these statements.

                      Voxcom Holdings, Inc. and Subsidiary
                     d/b/a Max Internet Communications, Inc.


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years ended June 30, 1999 and 1998




                                                     1999           1998
                                                -----------    -----------

Net sales                                       $   397,989    $     7,736
Cost of sales                                       185,235          2,102
                                                -----------    -----------

           Gross profit                             212,754          5,634

Selling, general and administrative expenses      4,077,924      1,407,654
                                                -----------    -----------

           Operating loss                        (3,865,170)    (1,402,020)

Interest income (76,464)                               --
Interest expense                                     76,971        139,702
                                                -----------    -----------

           Loss from continuing operations       (3,865,677)    (1,541,722)

Discontinued operations
    Earnings (loss) from operations              (2,475,217)       442,815
    Gain on disposal                                980,239           --
                                                -----------    -----------
                                                 (1,494,978)       442,815
                                                -----------    -----------

                Net loss                        $(5,360,655)   $(1,098,907)
                                                ===========    ===========

Earnings (loss) per share - basic and diluted
    Continuing operations                       $      (.44)   $      (.28)
    Discontinued operations                            (.16)           .08
                                                -----------    -----------

    Net loss                                    $      (.60)   $      (.20)
                                                ===========    ===========

Weighted average shares outstanding               9,099,295      5,516,228
                                                ===========    ===========


        The accompanying notes are an integral part of these statements.


                                       Voxcom Holdings, Inc. and Subsidiary
                                      d/b/a Max Internet Communications, Inc.


                             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                        Years ended June 30, 1999 and 1998

                                                                   Series A                       Series B
                                      Common stock              Preferred stock                Preferred stock
                                ---------------------------   ---------------------------   ----------------------------
                                    Shares        Amount        Shares         Amount          Shares          Amount
                                ------------   ------------   ------------   ------------   ------------    ------------

Balances at July 1, 1997           4,999,937   $        500           --     $       --             --      $       --

Issuance of common stock             925,000             93           --             --             --              --

Sale of preferred stock                 --             --             --             --          350,000       3,500,000

Exercise of warrants                 160,835             16           --             --             --              --

Conversion of debt                      --             --           80,000      8,000,000           --              --

Net loss for the year                   --             --             --             --             --              --
                                ------------   ------------   ------------   ------------   ------------    ------------

Balances at June 30, 1998          6,085,772            609         80,000      8,000,000        350,000       3,500,000

Sales of common stock              7,644,000            764           --             --             --              --

Conversion of debentures,
    including interest               364,427             37           --             --             --              --

Dividends on Series B
    preferred stock
       Paid in common stock          113,697             11           --             --             --              --
       Paid in cash                     --             --             --             --             --              --

Conversion of preferred stock        547,201             55           --             --          (34,000)       (340,000)

Redemption of preferred stock           --             --             --             --         (316,000)     (3,160,000)

                                      Additional
                                       paid-in       Accumulated   Treasury
                                       capital         deficit       stock     Total
                                     ------------    ------------    ---   ------------

Balances at July 1, 1997             $       --      $ (9,126,104)   $-    $ (9,125,604)

Issuance of common stock                1,449,907            --      --       1,450,000

Sale of preferred stock                  (613,540)           --      --       2,886,460

Exercise of warrants                      643,324            --      --         643,340

Conversion of debt                           --              --      --       8,000,000

Net loss for the year                        --        (1,098,907)   --      (1,098,907)
                                     ------------    ------------    ---   ------------

Balances at June 30, 1998               1,479,691     (10,225,011)   --       2,755,289

Sales of common stock                  12,800,936            --      --      12,801,700

Conversion of debentures,
    including interest                    403,095            --      --         403,132

Dividends on Series B
    preferred stock
       Paid in common stock                91,695         (91,706)   --            --
       Paid in cash                          --           (41,954)   --         (41,954)

Conversion of preferred stock             339,945            --      --            --

Redemption of preferred stock            (632,000)           --      --      (3,792,000)



        The accompanying notes are an integral part of these statements.



                                       Voxcom Holdings, Inc. and Subsidiary
                                      d/b/a Max Internet Communications, Inc.


                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) - CONTINUED

                                        Years ended June 30, 1999 and 1998


                                                                            Series A                     Series B
                                             Common stock                Preferred stock              Preferred stock
                                     ---------------------------   ---------------------------    ------------------------
                                          Shares       Amount          Shares        Amount       Shares         Amount
                                     ------------   ------------   ------------   ------------    ------      ------------

Acquisition of 200,000 shares of
    common stock for the treasury            --     $       --             --     $       --        --          $ --

Exercise of Class A Warrants              412,226             41           --             --        --            --

Redemption of Class B Warrants               --             --             --             --        --            --

Exercise of stock options                 455,500             45           --             --        --            --

Shares and stock options issued
    in exchange for services              150,000             15           --             --        --            --

Stock options issued in connection
    with sale of subsidiary                  --             --             --             --        --            --

Net loss for the year                        --             --             --             --        --            --
                                     ------------   ------------   ------------   ------------    -----         -----

Balances at June 30, 1999              15,772,823   $      1,577         80,000   $  8,000,000      --          $ --
                                     ============   ============   ============   ============    =====         =====


                                      Additional
                                        paid-in      Accumulated      Treasury
                                        capital        deficit          stock           Total
                                     ------------    ------------    ------------    ------------

Acquisition of 200,000 shares of     $       --      $       --      $   (212,500)   $   (212,500)
    common stock for the treasury
                                        1,648,863            --              --         1,648,904
Exercise of Class A Warrants
                                           (1,608)           --              --            (1,608)
Redemption of Class B Warrants
                                        1,154,391            --              --         1,154,436
Exercise of stock options

Shares and stock options issued           168,735            --              --           168,750
    in exchange for services

Stock options issued in connection        240,000            --              --           240,000
    with sale of subsidiary
                                             --        (5,360,655)           --        (5,360,655)
Net loss for the year                ------------    ------------    ------------    ------------

                                     $ 17,693,743    $(15,719,326)   $   (212,500)   $  9,763,494
Balances at June 30, 1999            ============    ============    ============    ============



        The accompanying notes are an integral part of these statements.


                      Voxcom Holdings, Inc. and Subsidiary
                     d/b/a Max Internet Communications, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years ended June 30, 1999 and 1998




                                                                     1999           1998
                                                               ------------    ------------


Cash flows from operating activities
    Net loss                                                   $ (5,360,655)   $ (1,098,907)
    Loss (gain) from discontinued operations                      1,494,978        (442,815)
    Adjustments to reconcile net loss to net cash
       used by continuing operations
          Depreciation and amortization                             613,156         195,087
          Common stock and stock options issued for services        168,750          25,000
          Change in operating assets and liabilities
                Prepaid expenses                                    (41,350)           --
                Accounts receivable                                (166,151)         (2,566)
                Inventories                                        (863,289)       (423,250)
                Other assets                                       (326,000)       (117,165)
                Accounts payable and accrued expenses               252,263         329,875
                                                               ------------    ------------

                 Net cash used in continuing operations          (4,228,298)     (1,534,741)

    Net cash used by discontinued operations                     (1,058,739)     (1,054,549)
                                                               ------------    ------------

                 Net cash used in operating activities           (5,287,037)       (480,192)

Cash flows from investing activities
    Purchase of property and equipment                             (119,947)        (35,517)

Cash flows from financing activities
    Borrowings                                                         --           400,000
    Sales of common stock                                        15,605,040            --
    Redemption of preferred stock                                (3,792,000)           --
    Sale of preferred stock                                            --         2,886,460
    Warrants exercised                                                 --           643,340
    Payments on notes payable to stockholders                          --        (1,640,000)
    Redemption of class B warrants                                   (1,608)           --
    Dividends paid - preferred stock                                (41,954)           --
                                                               ------------    ------------

                 Net cash provided by financing activities       11,769,478       2,289,800

Net increase in cash and cash equivalents                         6,362,494       1,774,091

Cash and cash equivalents at beginning of year                    1,774,091            --
                                                               ------------    ------------

Cash and cash equivalents at end of year                       $  8,136,585    $  1,774,091
                                                               ============    ============




        The accompanying notes are an integral part of these statements.



                      Voxcom Holdings, Inc. and Subsidiary
                     d/b/a Max Internet Communications, Inc.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                       Years ended June 30, 1999 and 1998




                                                                 1999         1998
                                                              ----------   ----------

Noncash financing and investing activities:
    Conversion of notes payable to stockholders into 80,000
       shares of Series A preferred stock                     $     --     $8,000,000

    Issuance of common stock for services and
       noncompetition agreements                                 168,750      925,000

    Issuance of common stock for technology                         --        525,000

    Issuance of common stock for dividends                        91,706         --

    Conversion of debentures and accrued interest
       into common stock                                         403,132         --

    Conversion of Series B preferred stock into
       common stock                                              340,000         --

    Acquisition of business
       Fair value of assets acquired                                --      1,193,556
       Liabilities assumed                                          --      1,193,556

Cash payments for:
    Interest                                                         506       69,273
    Income taxes                                                    --           --



        The accompanying notes are an integral part of these statements.

                      Voxcom Holdings, Inc. and Subsidiary
                     d/b/a Max Internet Communications, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 1999 and 1998







NOTE A - BASIS OF PRESENTATION

    The accompanying financial statements include the accounts of Voxcom Holdings, Inc. (Holdings) and its subsidiary, MAXpc Technologies, Inc., (MAXpc), collectively, the "Company." MAXpc was acquired on April 13, 1998. Voxcom Systems, Inc., AmeraPress, Inc., and Home Business Group, Inc., former subsidiaries, were sold during fiscal 1999. See Note C.


NOTE B - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

    Business
    --------

    The Company assembles, through contractors, and markets a high performance, multi-media add-in card providing both hardware and software for inclusion in either new or existing computers.

    Advertising Costs
    -----------------

    The Company charges advertising costs to expense when incurred. Advertising costs for the years ended June 30, 1999 and 1998 were approximately $365,000 and $7,000, respectively.

    Cash and Cash Equivalents
    -------------------------

    Cash and cash equivalents include cash in banks and all highly liquid investments with maturities of three months or less when purchased.

    Inventories
    -----------

    Inventories consist principally of finished goods and are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

    Property and Equipment
    ----------------------

    Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the individual assets, ranging from three to five years.

    Intangible Assets
    -----------------

    Purchased technology and licenses are being amortized over seven years.

    Revenue Recognition
    -------------------

    Sales are recorded when products are shipped.

    Earnings (Loss) Per Share
    -------------------------

    The Company computes basic earnings or loss per share based on net earnings or loss, adjusted for preferred stock dividends, divided by the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options, stock purchase warrants, and convertible debt and preferred stock, had been issued or converted. For all periods presented, there was no dilutive effect from these securities.

    Stock-based Compensation
    ------------------------

    Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123") is effective for the year ended June 30, 1999. Statement No. 123 establishes a fair value based method of accounting for employee stock options, but permits continued application of the accounting method prescribed by Accounting Principles Board Opinion No. 25 ("Opinion 25"), "Accounting for Stock Issued to Employees." Entities that continue to apply the provisions of Opinion 25 are required to make pro forma disclosures of net income and earnings per share as if the fair value based method of accounting had been applied. Refer to Note K.

    Use of Estimates
    ----------------

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE C - ACQUISITION, DISPOSITION AND DISCONTINUANCE OF BUSINESSES

    Effective  October 1, 1997,  the Company  formed Home Business  Group,  Inc.
    (HBG), to acquire certain assets and assume the liabilities of a company engaged in the business of home-based business seminars for no consideration. A major stockholder and officer of the acquired business is a stockholder and officer of the Company. The acquisition was accounted for as a purchase.

    In September 1998, the Company sold the common stock of HBG to HBG's management in exchange for the redemption of 200,000 shares of the Company's common stock previously owned by such management.

    Effective January 15, 1999, the Company closed AmeraPress, Inc. (AmeraPress), as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG described above. AmeraPress was sold on June 30, 1999.

                      Voxcom Holdings, Inc. and Subsidiary
                     d/b/a Max Internet Communications, Inc.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED

                             June 30, 1999 and 1998




NOTE C - ACQUISITION, DISPOSITION AND DISCONTINUANCE OF BUSINESSES - Continued

    Effective February 19, 1999, the Company closed Voxcom Systems, Inc. (Systems), as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG and the closure of AmeraPress described above. Systems was sold on June 30, 1999.

    The accompanying financial statements have been reclassified to present the results of operations of HBG, AmeraPress and Systems as discontinued operations.

    Summary operating data of discontinued operations is presented below.

                                                    Year ended June 30,
                                               ------------------------------
                                                   1999              1998

       Revenues                                $ 4,456,000      $ 21,247,000
       Cost and expenses                        (6,931,217)      (20,856,443)
       Income tax benefit                             --              52,258


       Net earnings (loss)                     $(2,475,217)     $    442,815
                                                ==========       ===========

    On April 13, 1998, the Company acquired all of the issued and outstanding shares of MAXpc Technologies, Inc. The acquisition was accounted for as a purchase and the financial statements include the operations of MAXpc since the date of acquisition. MAXpc had no operations, assets, or liabilities prior to its acquisition by the Company.


NOTE D - OTHER ASSETS

    Other assets consist of the following:

                                                June 30,         June 30,
                                                   1999              1998
                                               --------         ----------
       Deposits                                $ 37,341         $   21,395
       Noncompetition agreements                   --              362,180
       Purchased technology                     695,241            517,702
       Consulting agreement                     114,587            252,083
       Licensees                                 43,750               --
       Other                                     10,417             93,693
                                               --------         ----------

                                               $901,336         $1,247,053
                                               ========         ==========
    Purchased technology arose primarily from the acquisition of MAXpc.

NOTE E - LONG-TERM DEBT

    Long-term debt at June 30, 1998, consists of $400,000 of 5% convertible debentures due May 31, 2000. The debentures are convertible into common shares of Holdings at a conversion price equal to the lower of (1) $3.24375 per share or (2) 80% of the closing bid price for the five days preceding conversion. All outstanding convertible debentures were converted in fiscal 1999.


NOTE F - FAIR VALUE OF FINANCIAL INSTRUMENTS

    The fair values of cash and cash equivalents, and convertible debentures approximate carrying values.


NOTE G - LEASE COMMITMENTS

    The Company leases office and warehouse space and equipment under various noncancellable lease agreements. Total rent expense was $303,506 and $466,179 for the years ended June 30, 1999 and 1998, respectively. As of June 30, 1999, the future minimum rental payments are as follows:

       Year ending
        June 30,

          2000                                           $  279,138
          2001                                              276,780
          2002                                              270,528
          2003                                              267,384
                                                          ---------

                                                         $1,093,830
                                                         ==========



NOTE H - INCOME TAXES

The deferred tax assets and liabilities consist of the following:

                                                                        June 30,
                                                              --------------------------
                                                                  1999            1998
                                                              -----------    -----------
Deferred tax assets (liabilities)

   Goodwill                                                   $      --      $ 3,453,334
   Accrued expenses                                               244,614         45,861
   Property and equipment                                         (17,760)          --
   Noncompetition agreement                                          --           39,814
   Net operating loss carryover                                 2,356,396        525,000
                                                              -----------    -----------

Total deferred tax assets                                       2,583,250      4,064,009

Valuation allowance                                            (2,583,250)    (4,064,009)
                                                              -----------    -----------

Net deferred tax assets                                       $      --      $      --
                                                              ===========    ===========

The Company has provided a valuation allowance against deferred tax assets because their recovery is uncertain. Following is a reconciliation of income taxes at the federal statutory rate to income tax expense:

                                                                        June 30,
                                                              --------------------------
                                                                  1999            1998
                                                              -----------    -----------
   Tax benefit at statutory rate - continuing operations      $1,314,330     $   524,185
   Losses for which a benefit was not recorded                (1,314,330)       (524,185)
                                                              -----------    -----------
   Income tax benefit - continuing operations                 $     --       $      --
                                                              ===========    ===========



At June 30, 1999, the Company had net operating loss carryovers of approximately $6,400,000.

NOTE I - STOCKHOLDERS' EQUITY

    The Series A preferred stock, which is held by officers of the Company, does not pay dividends.

    The Series B preferred stock is convertible into common stock at the lesser of $3.24375 per share or 80% of the average closing bid price of the common stock for the five days preceding notice of conversion, and is redeemable by the Company at 120% of the issue price. Dividends accrue at 5%.

    On March 31, 1999, the Company acquired for $3,792,000, 3,000,000 shares of its common stock which had been issued upon conversion of 316,000 shares of Series B preferred stock. The 3,000,000 shares, along with 4,000,000 newly-issued common shares were sold on March 31, 1999, for $12,660,000 less placement costs of $663,300. At June 30, 1999, all Series B preferred shares had been converted.


NOTE J - STOCK PURCHASE WARRANTS

    All stockholders of Holdings were given one Class A warrant for each common share acquired by them in June, 1997. Each warrant entitles the holder to purchase one share of common stock for $4.00. If not exercised, warrants expire in June 2000. If exercised, the holder will receive one Class B warrant for each Class A warrant. Each Class B warrant entitles the holder to purchase one share of common stock for $20.00 and expires in June 2000.

    At June 30, 1998, there were 4,839,101 and 160,835 Class A and Class B warrants outstanding, respectively. The class B warrants were redeemed in May 1999 for $1,608. At June 30, 1999, 4,426,587 Class A warrants remained outstanding.


NOTE K - STOCK OPTIONS

    The Company has issued 1,507,500 stock options to employees, pursuant to the 1999 Stock Option Plan. Prior to adoption of the Plan, 1,050,000 stock options were issued to employees. Options are granted at no less than fair value at date of grant. All options granted have vested immediately. Following is a summary of employee option transactions for fiscal 1998 and 1999:
                                                                    Weighted
                                                                     average
                                                       Shares     exercise price
                                                     ---------    --------------
    Outstanding at July 1, 1997 and 1998                   --         $  --
    Granted                                          2,557,500         4.20
    Exercised -                                            --
    Expired or canceled                                    --            --
                                                     ---------         ----
    Outstanding at June 30, 1999                     2,557,500        $4.20
                                                     =========         ====

    Weighted-average fair value of options granted during the year ended June 30, 1999 was $2.95 per share.



NOTE K - STOCK OPTIONS - Continued

    The following table summarizes information about stock options at June 30, 1999:

                                                                       Outstanding and Exercisable
                                                                       ---------------------------
                                                                               Weighted
                                                                                average
                                                                              remaining          Weighted
                                                                            contractual           average
                                                                                   life          exercise
                                   Exercise price            Shares          (in years)            price
                                   --------------          ---------        -----------          --------

                                       $0.80                 107,500             4.59             0.80
                                        1.25                  50,000             3.50             1.25
                                        4.00               1,400,000             4.75             4.00
                                        5.00               1,000,000             1.75             5.00
                                                           ---------                              ----
                                                           2,557,500                             $4.20
                                                           =========                              ====

    The Company has adopted the  disclosure  provisions of Statement No. 123, as discussed  in Note B, and  continues to apply  Opinion 25 for stock  options granted to employees.  If the Company had  recognized  compensation  expense based upon the fair value at the grant date for options granted to employees the effect on net loss and loss per share for the year  ended June 30,  1999 would have been as follows:

       Net loss
          As reported                                                            $ 5,360,655
          Pro forma                                                               12,907,000
       Loss per common share
          As reported                                                                    .60
          Pro forma                                                                     1.43



    The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions: expected volatility of 180%; risk-free interest rate of 5.50%; no dividend yield; and expected lives of three years.

    During the years ended June 30, 1998 and 1999, the Company also granted stock options to nonemployees, principally for fees in connection with the sale of common and preferred stock. These grants totaled 906,000 shares at prices ranging from $0.10 to $5.00 per share. These options expire in three to five years and are generally exercisable at date of grant. The Company charged $51,000 to expense during the year as a result of the grants unrelated to the sales of common and preferred stock. Nonemployee options covering 450,500 shares granted were outstanding at June 30, 1999.



NOTE L - EARNINGS PER (LOSS) SHARE

    Earnings (loss) per share is calculated as follows:

                                                                       Loss from
                                                                      continuing       Discontinued
                                                                      operations        operations        Net loss
                                                                     -----------        ------------    -----------

       1999

       Loss                                                          $(3,865,677)       $(1,494,978)    $(5,360,655)
       Preferred dividends                                              (133,660)                -         (133,660)
                                                                      ----------         ----------      ----------

       Loss allocable to common stockholders                         $(3,999,337)       $(1,494,978)    $(5,494,315)
                                                                      ==========         ==========      ==========

       Weighted average common shares outstanding                      9,099,295          9,099,295       9,099,295
                                                                      ==========         ==========      ==========

       Loss per share - basic and diluted                                  $(.44)             $(.16)          $(.60)
                                                                            ====               ====            ====

       1998

       Earnings (loss)                                               $(1,541,722)         $ 442,815     $(1,098,907)
                                                                      ==========           ========      ==========

       Weighted average common shares outstanding                      5,516,228          5,516,228       5,516,228
                                                                      ==========         ==========      ==========

       Earnings (loss) per share                                           $(.28)              $.08           $(.20)
                                                                            ====                ===            ====


NOTE M - CONTINGENCIES

    At June 30, 1999, the Company was involved in litigation arising in the normal course of business. Management believes that the ultimate resolution will not have a material effect on financial position, results of operations or cash flows.

Item 8. CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS  ON   ACCOUNTING  AND
        ------------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

        Not applicable.


                                    PART III


Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
        ------------------------------------------------------------------------
        WITH 16(A) OF THE EXCHANGE ACT
        ------------------------------

        The sections entitled "Directors, Director Nominees and Executive Officers' appearing in the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 15, 1999, sets forth certain information with respect to the directors and executive officers of the company.

Item 10.EXECUTIVE COMPENSATION
        ----------------------

        The section entitled "Executive Compensation" appearing in the Registrant's Definitive Proxy Statement for the Annual Meeting of
        Stockholders to be held on or about November 15, 1999, sets forth certain information with respect to the compensation of management of the Registrant.

Item 11.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
        --------------------------------------------------------------

        The sections entitled "Principal Shareholders and Security Ownership of Management" appearing in the Registrant's Definitive Proxy
        Statement for the Annual Meeting of Stockholders to be held on or about November 15, 1999, sets forth certain information with respect to the ownership of the Registrant's Common Stock.

Item 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
        ----------------------------------------------

        The section entitled "Certain Transactions" appearing in the Registrant's Definitive Proxy Statement for the Annual Meeting of
        Stockholders to be held on or about November 15, 1999, sets forth certain information with respect to these matters.

Item 13.EXHIBITS AND REPORTS ON FORM 8-K
        --------------------------------

        (a) Exhibits

Exhibit
Number    Description of Exhibits
-------   -----------------------

2.1 Agreement and Plan of Reorganization, dated June 9, 1997, among Newcorp One, Inc. and the shareholders of Voxcom Systems, Inc. (filed as Exhibit 2.01 to the company's Form 10-SB filed with the Securities and Exchange Commission on May 15, 1998 (the "Form 10-SB"), and incorporated herein by reference).

2.2.1 Stock Purchase Agreement, dated June 30, 1997, among Voxcom Holdings, Inc. and the shareholders of AmeraPress, Inc. (filed as Exhibit 2.02.1 to the company's Form 10-SB, and incorporated herein by reference).

2.2.2 Promissory Note, dated June 30, 1997, in connection with Stock Purchase Agreement between Voxcom Holdings, Inc. and the shareholders of AmeraPress, Inc. (filed as Exhibit 2.02.2 to the company's Form 10-SB, and incorporated herein by reference).

2.2.3 Security Agreement-Pledge, dated June 30, 1997, in connection with Promissory Note between Voxcom Holdings, Inc. and the shareholders of AmeraPress, Inc. (filed as Exhibit 2.02.3 to the company's Form 10-SB, and incorporated herein by reference).

2.3.1 Stock Purchase Agreement regarding MAXpc (filed as Exhibit 2.03.1 to the company's Form 10-SB, and incorporated herein by reference).

2.3.2 Employment Agreement with Gary Raabe (filed as Exhibit 2.03.2 to the company's Form 10-SB, and incorporated herein by reference).

*2.3.3    Employment Agreement dated August 5, 1999 with Thomas Fehr.

3.1 Restated Articles of Incorporation of Newcorp One, Inc., dated June 12, 1997 (filed as Exhibit 3.01 to the company's Form 10-SB, and incorporated herein by reference).

3.2 By-laws of Voxcom Holdings, Inc. (filed as Exhibit 3.02 to the company's Form 10-SB, and incorporated herein by reference).

3.3       Certificate  of Decrease in  Authorized  and Issued  Shares  (filed as
          Exhibit 3.03 to the company's Form 10-SB, and incorporated herein by reference).

3.4 Certificate of Designation regarding Series A Preferred Stock (filed as Exhibit 3.04 to the company's Form 10-SB, and incorporated herein by reference).

3.5 Amended and Restated Certificate of Designations, Preferences and Rights of Preferred Stock creating the Series B Preferred Stock (filed as Exhibit 3.05 to the company's Form 10-SB, and incorporated herein by reference).

4.1.1     Securities   Purchase  Agreement  dated  June  19,  1998  with  Carmax
          Investments, Inc. (filed as Exhibit 4.01.1 to the company's Form 10-SB and incorporated herein by reference)

4.1.2 5% Convertible Debenture due May 31, 2000 dated June 19, 1998 (filed as Exhibit 4.01.2 to the company's Form 10-SB and incorporated herein by reference)

4.2.1. Securities Purchase Agreement dated June 22, 1998 among the company and Dominion Capital Fund, Ltd. and Sovereign Partners Limited Partnership (filed as Exhibit 4.02.1 to the company's Form 10-SB and incorporated herein reference.)

4.2.2     Registration   Rights  Agreement  (filed  as  Exhibit  4.02.2  to  the
          company's Form 10-SB and incorporated herein reference.)

4.3.1 Stock Purchase Agreement dated February 23, 1999 to purchase the outstanding Series B Preferred Stock (filed as Exhibit (1) to the company's Form 8-K dated March 31, 1999 and incorporated herein by reference)

4.3.2 Assignment dated March 26, 1999 (filed as Exhibit (2) to the company's Form 8-K dated March 31, 1999 and incorporated herein by reference)

4.3.3 Stock Purchase Agreement dated March 26, 1999 to purchase of 4,000,000 shares of Common Stock (filed as Exhibit (3) to the company's Form 8-K dated March 31, 1999 and incorporated herein by reference)

4.3.4 Distribution Agreement (filed as Exhibit (4) to the company's Form 8-K dated March 31, 1999 and incorporated herein by reference)

4.3.5 Voting Agreement (filed as Exhibit (5) to the company's Form 8-K dated March 31, 1999 and incorporated herein by reference)

10.2 1997 Stock Bonus Plan (filed as Exhibit 10.02 to the company's Form 10-SB, and incorporated herein by reference).

10.3 1999 Stock Option Plan (filed as Exhibit 10.3 to the company's Form SB-2, file number 333-83659 and incorporated herein by reference).

10.4 Settlement Agreement with FTC (filed as Exhibit 10.04 to the company's Form 10-SB, and incorporated herein by reference).

10.5      Consulting Agreement with Jande International  Holdings, LLC (filed as
          Exhibit 10.05 to the company's Form 10-SB and incorporated herein by reference).

10.6      Consulting  Agreement  with S.G.  Consulting,  Inc.  (filed as Exhibit
          10.06  to  the  company's  Form  10-SB  and  incorporated   herein  by
          reference).

10.7 Investment Banking and Consulting Agreement dated August 26, 1998 between the company and Lloyd Wade Securities (filed as Exhibit 10.6 to the company's Form SB-2, file no 333-61185, and incorporated herein by reference).

10.8 Stock Purchase Agreement dated September 30, 1998 among the company, Kim Crowther and Brian Jensen (filed as Exhibit 10.8 to the Company's Form SB-2, file number 333-61185, and incorporated herein by reference).

*21.1     Subsidiaries.

*27.      Financial Data Schedule

          (b)                            Reports on Form 8-K - None
-----------------------------
*  Filed herewith.

                                   SIGNATURES


          In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              VOXCOM HOLDINGS, INC.



                                              By: /s/ Donald G. McLellan
                                                 -----------------------
                                                  Donald G. McLellan
                                                  President and Director

          In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.




         Name                         Office                         Date
         ----                         ------                         ----

/s/Lawrence R. Biggs, Jr.        Chief Executive Officer      September 24, 1999
-------------------------        and Director (Principal
Lawrence R. Biggs, Jr.           Executive Officer)



/s/ Donald G. McLellan           Director                     September 24, 1999
-------------------------
Donald G. McLellan


/s/ Lawrence A. Cahill           Director                     September 24, 1999
-------------------------
Lawrence A. Cahill


/s/ Ronald L. Brown              Director                     September 24, 1999
-------------------------
Ronald L. Brown


                                 Director                     September 24, 1999
-------------------------
Brahill Santos


/s/ Harold L. Clark              Director                     September 24, 1999
-------------------------
Harold L. Clark


/s/Brian K. Norman               Director                     September 24, 1999
-------------------------
Brian K. Norman


/s/ Leslie D. Crone              Principal Financial          September 24, 1999
-------------------------        Officer, Controller and
Leslie D. Crone                  Principal Accounting
                                 Officer