Form 10QSB
period 1999-09-30
VOXCOM HOLDINGS INC
filed 1999-11-12
CIK 1061554

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
                  TRANSITION PERIOD FROM ________ TO _________

                         Commission file number 0-24273


                              VOXCOM HOLDINGS, INC.
                     d/b/a MAX INTERNET COMMUNICATIONS, INC.
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


Number of shares outstanding of the Registrant's common stock (par value $.0001 per share) as of September 30, 1999: 15,629,861.


Transitional Small Business Disclosure Format
(Check one)
Yes     No  X
    ---    ---



VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.
PART  I.  FINANCIAL INFORMATION
ITEM  I.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS



                                                                                   September 30,           June 30,
                               ASSETS                                                    1999                 1999
                                                                                   -------------        -------------
                                                                                    (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                      $   4,127,692        $   8,136,585
    Accounts receivable                                                                3,204,950              169,217
    Inventories                                                                        2,624,000            1,286,539
    Prepaid expenses                                                                     235,348               44,475
                                                                                   -------------        -------------

                   Total current assets                                               10,191,990            9,636,816

PROPERTY AND EQUIPMENT, AT COST
    Machinery and equipment                                                              162,370               87,830
    Furnishings                                                                           75,401               67,634
                                                                                   -------------        -------------
                                                                                         237,771              155,464
       Less accumulated depreciation                                                      41,230               27,969
                                                                                   -------------        -------------
                                                                                         196,541              127,495

OTHER ASSETS                                                                             852,863              901,336
                                                                                   -------------        -------------
                                                                                   $  11,241,394        $  10,665,647
                                                                                   =============        =============
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $     888,603        $     113,356
    Accrued expenses                                                                     610,737              788,797
                                                                                   -------------        -------------

                   Total current liabilities                                           1,499,040              902,153

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                                   8,000,000            8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; none issued and outstanding                                             -                    -
    Common stock, $.0001 par value; authorized, 25,000,000 shares;
       issued, 15,829,861 shares at September 30, 1999 and
       15,772,823 shares at June 30, 1999                                                  1,583                1,577
    Additional paid-in capital                                                        18,029,952           17,693,743
    Accumulated deficit                                                              (16,076,681)         (15,719,326)
                                                                                   -------------        -------------
                                                                                       9,954,854            9,975,994
    Less 200,000 shares of common stock in treasury - at cost                           (212,500)            (212,500)
                                                                                   -------------        -------------
                                                                                       9,742,354            9,763,494
                                                                                   -------------        -------------

                                                                                   $  11,241,394        $  10,665,647
                                                                                   =============        =============




                       See notes to financial statements.




VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                                 Three Months     Three Months
                                                                     Ended           Ended
                                                                 September 30,   September 30,
                                                                       1999            1998
                                                                 -------------   -------------
Net sales                                                        $   2,637,154    $    188,432
Cost of sales                                                        1,262,818          66,720
                                                                 -------------   -------------

       Gross profit                                                  1,374,336         121,712

Selling, general and administrative expenses                         1,640,100         632,591
                                                                 -------------   -------------

       Operating loss                                                 (265,764)       (510,879)

Interest income                                                         76,432              --
Interest expense                                                           (23)        (46,171)
                                                                 -------------   -------------

           Loss from continuing operations before income taxes        (189,355)       (557,050)

Income taxes                                                           168,000             --
                                                                 -------------   -------------

           Loss from continuing operations                            (357,355)       (557,050)

Loss from discontinued operations                                           --      (1,140,606)
Gain on disposal of discontinued operations                                 --       1,905,494
                                                                 -------------   -------------
                                                                            --         764,888
                                                                 -------------   -------------

       Net earnings (loss)                                       $    (357,355)  $     207,838
                                                                 =============   =============

Earnings (loss) per share - basic and diluted:
    Continuing operations                                        $        (.02)   $       (.09)
                                                                 =============   =============

    Discontinued operations                                      $          --   $         .12
                                                                 =============   =============

    Net earnings (loss)                                          $        (.02)  $         .03
                                                                 =============   =============

Weighted average shares outstanding                                15,807,944       6,194,462
                                                                 =============   =============









                       See notes to financial statements.



VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 1999



                                                                           Series A                      Series B
                                            Common stock                Preferred stock               Preferred stock
                                     -------------------------     -------------------------     -------------------------
                                       Shares         Amount         Shares         Amount         Shares         Amount
                                     ----------     ----------     ----------     ----------     ----------     ----------
Balances at June 30, 1999            15,772,823        $ 1,577         80,000     $8,000,000              -              -

Sales of common stock                    32,038              3              -              -              -              -

Stock options issued                          -              -              -              -              -              -

Shares issued in payment
    of liabilities                       25,000              3              -              -              -              -

Net (loss)                                    -              -              -              -              -              -
                                     ----------     ----------     ----------     ----------     ----------     ----------

Balances at September 30, 1999       15,829,861     $    1,583         80,000     $8,000,000             -      $        -
                                     ==========     ==========     ==========     ==========     ==========     ==========


                                    Additional
                                     paid-in        Accumulated       Treasury
                                     capital          deficit           Stock
                                    -----------    ------------      ----------

Balances at June 30, 1999           $17,693,743    $(15,719,326)     $ (215,500)

Sales of common stock                   128,149               -               -

Stock options issued                     73,688               -               -

Shares issued in payment
    of liabilities                      134,372               -               -

Net (loss)                                    -        (357,355)              -
                                    -----------    ------------      ----------

Balances at September 30, 1999      $18,029,952    $(16,076,681)     $  212,500
                                    ===========    ============      ==========






                        See notes to financial statements



VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three months ended
                                                                      September 30,
                                                                   1999           1998
                                                               -----------    -----------
Cash flows from operating activities
    Net earnings  (loss)                                       $  (357,355)   $   207,838
    Gain from discontinued operations                                   --       (764,888)
    Adjustments to reconcile net earnings (loss) to net cash
       used by operating activities
          Depreciation and amortization                             86,008        172,771
          Stock options issued                                      73,688             --
          Change in operating assets and liabilities
              Prepaid expenses                                    (193,998)      (124,575)
              Accounts receivable                               (3,035,733)      (442,799)
              Inventories                                       (1,337,461)      (121,210)
              Other assets                                         (21,149)        24,503
              Accounts payable and accrued expenses                731,262       (107,597)
                                                               -----------    -----------

                 Net cash used by continuing operations         (4,054,738)    (1,155,957)
       Net cash used by discontinued operations                         --       (393,434)
                                                               -----------    -----------
                 Net cash used by operating activities          (4,054,738)    (1,549,391)

Cash flows from investing activities
    Purchase of property and equipment                             (82,307)       (49,411)

Cash flows from financing activities
    Sales of common stock                                          128,152             --
                                                               -----------    -----------

                 Net decrease in cash                           (4,008,893)    (1,598,802)

Cash and cash equivalents at beginning of period                 8,136,585      1,774,091
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $ 4,127,692    $   175,289
                                                               ===========    ===========


Noncash financing activities:

    Issuance of common stock in payment of liabilities         $   134,375    $    56,250
                                                               ===========    ===========

    Conversion of convertible debentures                       $        --    $   300,000
                                                               ===========    ===========







                       See notes to financial statements

VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


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

     These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on September 28, 1999.

     These financial statements include the accounts of Voxcom Holdings, Inc., d/b/a MAX Internet Communications, Inc. (MAX) and its subsidiaries, MAXpc Technologies, Inc. (MAXpc), MAX Internet Communications do Brasil LTDA
     (Brasil) and MAX Internet Communications Deutschland GmbH (GmbH), collectively, "the company."

     During the quarter ended September 30, 1999, the company formed two new subsidiaries, both of which are 100% owned. MAX Internet Communications Deutschland GmbH was incorporated in Frankfurt, Germany on August 4, 1999, and MAX Internet Communications do Brasil Ltda was formed in Rio de Janeiro, Brazil on September 14, 1999. Both of these companies will sell and service the MAX i.c. Live card in their respective regions, as well as other products the company may develop.

     The financial statements include the operations of Brasil and GmbH from the dates of formation

 NOTE B - BUSINESS

     MAX assembles, through contractors, and markets a high-performance, multi-media add-in card providing both hardware and software for inclusion in either new or existing personal computers. MAX markets its card under the trade name "MAX i.c. Live".

     The MAX i.c. Live card enhances the performance of computers, either as an add-in at time of manufacture or installed into existing units. The card, with its own inbuilt processor, has the ability to perform multi-media software functions simultaneously if need be, without detracting from the central processor of the computer. Additional software can be added to the card as developed.

     The company continues to look for additional software applications which may be integrated into the card, and it is believed some of these will give rise to the availability of patent protection. The company will continue limited research and development in this regard.

VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE C - ACQUISITION AND DISPOSITION OF BUSINESSES

     Effective  October 1, 1997,  the company  formed Home  Business  Group Inc.
     (HBG) to acquire certain assets and assume the liabilities of a company engaged in the business of home-based business seminars for no consideration. A major stockholder and officer of the acquired business is a stockholder and officer of the company. The acquisition was accounted for as a purchase.


     On September 30, 1998, the company sold the stock of HBG to HBG's management in exchange for the redemption of 200,000 shares of the company's common stock previously owned by such management.

     Effective January 15, 1999, the company closed AmeraPress, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG described above. The company sold AmeraPress in June 1999.

     Effective February 19, 1999, the company closed Systems, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG and the closure of AmeraPress described above. The company sold Systems in June 1999.

     During the quarter ended September 30, 1999, MAX formed two new subsidiaries, both of which are 100% owned. MAX Internet Communications Deutschland GmbH was incorporated in Frankfurt, Germany on August 4, 1999, and MAX Internet Communications do Brasil Ltda was formed in Rio de Janeiro, Brazil on September 14, 1999. Both of these companies will sell and service the MAX i.c. Live card in their respective regions, as well as other products the company may develop.

VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998.

Net Sales

Net sales from continuing operations were $2,637,154 for the three months ended September 30, 1999, an increase of $2,448,722 over the $188,432 for the three months ended September 30, 1998. Sales for the three months ended September 30, 1999 include a sale in Brazil in the amount of $1,500,000.

The company has discontinued the businesses that were the primary operations in the prior year and restructured its business plan to direct all resources to its MAX i.c. Live product. The marketing of the MAX i.c. Live product was in its very early stages during the quarter ended September 30, 1998. As of September 30, 1999 the marketing plan and materials are nearly complete, and the first print ads appeared after the end of the quarter. Contract negotiations for sales of the MAX i.c. Live product are ongoing, and are expected to generate increasing net sales and net earnings in future quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 159% to $1,640,100 for the three months ended September 30, 1999 from $632,591 for the three months ended September 30, 1998. This increase is due to significant increases in advertising, marketing and selling expenses related to the MAX i.c. Live product, as well as the overhead structure which has been put into place in order to generate and service expected future increases in net sales.

Interest Income and Expense

The interest income of $76,432 for the three months ended September 30, 1999 was earned on the available cash balances the Company has invested in money market funds. There was virtually no interest expense during this period. Interest expense for the three months ended September 30, 1998 of $46,171 was incurred primarily on the convertible debentures. This debt has been fully converted to common stock as of November 1998, and no further interest is payable.

Income Taxes

The income tax expense of $168,000 for the three months ended September 30, 1999 is computed on the net income in Brazil. This tax will be available to offset against income taxes in the United States once the company becomes profitable. However, there are currently no US taxes available for offset.

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

VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.

Management's discussion and analysis - continued


The financial statements for the three months ended September 30, 1998 reflect the results of operations of Systems, AmeraPress and HBG as discontinued operations.


Liquidity and Capital Resources

Cash and cash equivalents decreased $4,008,893 in the three months ended September 30, 1999. Net cash used in operating activities for the period was $4,054,738. This cash used in operating activities primarily consisted of the cash operating loss for the period, plus increases in accounts receivable of $3,035,733, inventories of $1,337,461 and prepaid expenses of $193,998; offset by an increase in accounts payable and accrued expenses of $731,262. Inventories continue to increase in part because of the need to purchase certain components well in advance of the scheduled production date, due to competition for these parts. Cash used in investing activities consisted of approximately $82,000 in purchases of property and equipment. Financing activities generated approximately $128,000, consisting of sales of common stock.

Working capital at September 30, 1999 decreased less than 1 %, to $8,692,950, from $8,734,663 at June 30, 1999. Management believes this working capital will be sufficient to meet ongoing overhead expenses, plus pursue an aggressive advertising and marketing campaign for the MAXpc product. Future cash resources available to the company are expected to come from profitable operations. However, due to the need to purchase inventories in advance, and the selling of product on terms to customers, it is anticipated the company will need additional working capital. The company is currently in discussions regarding the possibility of credit facilities from various lending authorities, as well as new issues of capital stock.

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

These critical areas have been monitored for any unforeseen issues since June 1998, and procedures are in place to ensure that a hard copy of all critical transactions is maintained.

VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.

Management's discussion and analysis - continued



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

VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

         The company has filed a lawsuit alleging breach of contract against Heartland Payment Systems, LLC (Heartland), a credit card processing company which has performed this function for the company. Heartland then filed suit against the company alleging breach of contract, and asking for an unspecified amount. As yet, this case has not yet reached the discovery stage. Management believes that the ultimate resolution of this case will not have a material effect on financial position, results of operations or cash flows.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)        Exhibits

         27.   Financial Data Schedule

    (b)        Reports on Form 8-K

         None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Voxcom Holdings, Inc.
                     d/b/a MAX Internet Communications, Inc.
                                  (Registrant)

Date:  November 12, 1999


                             /s/ Donald G. McLellan
                             ----------------------------------------
                             Donald L. McLellan, President


                             /s/ Leslie D. Crone
                             ----------------------------------------
                             Leslie D. Crone, Chief Financial Officer