Form 10QSB
period 1999-12-31
MAX INTERNET COMMUNICATIONS INC
filed 2000-02-22
CIK 1061554

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1999

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
Number of shares outstanding of the Registrant's common stock (par value $.0001 per share) as of December 31, 1999: 15,924,492.

Transitional Small Business Disclosure Format
(Check one)
Yes     No X
   ---    ---



MAX INTERNET COMMUNICATIONS, INC.
PART  I.  FINANCIAL INFORMATION
ITEM  I.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                             December 31,    June 30,
                               ASSETS                                           1999           1999
                                                                            ------------    ------------
                                                                            (Unaudited)

CURRENT ASSETS

    Cash and cash equivalents                                               $    137,765    $  8,136,585
    Accounts receivable                                                        4,868,053         169,217
    Receivable from former subsidiary                                          5,999,030            --
    Inventories                                                                3,096,796       1,286,539
    Prepaid expenses                                                             171,130          44,475
                                                                            ------------    ------------

                   Total current assets                                       14,272,774       9,636,816

PROPERTY AND EQUIPMENT, AT COST

    Machinery and equipment                                                      293,351          87,830
    Furnishings                                                                   76,327          67,634
                                                                            ------------    ------------
                                                                                 369,678         155,464
       Less accumulated depreciation                                              55,525          27,969
                                                                            ------------    ------------
                                                                                 314,153         127,495

OTHER ASSETS                                                                     804,638         901,336
                                                                            ------------    ------------

                                                                            $ 15,391,565    $ 10,665,647
                                                                            ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                        $  1,217,956    $    113,356
    Accrued expenses                                                           2,209,651         788,797
    Deferred income                                                              247,792            --
    Notes payable to officers and directors                                      500,000            --
                                                                            ------------    ------------

                   Total current liabilities                                   4,175,399         902,153

LONG-TERM DEBT                                                                      --              --

COMMITMENTS AND CONTINGENCIES                                                       --              --

STOCKHOLDERS' EQUITY

    Preferred stock, $100 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                           8,000,000       8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; none issued and outstanding                                  --              --
    Common stock, $.0001 par value; authorized, 50,000,000 shares;
       issued and outstanding, 15,924,492 shares at December 31, 1999 and
       15,772,823 shares at June 30, 1999                                          1,592           1,577
    Additional paid-in capital                                                18,430,967      17,693,743
    Accumulated deficit                                                      (15,003,893)    (15,719,326)
                                                                            ------------    ------------
                                                                              11,428,666       9,975,994
    Less 200,000 shares of common stock in treasury - at cost                   (212,500)       (212,500)
                                                                            ------------    ------------
                                                                              11,216,166       9,763,494
                                                                            ------------    ------------

                                                                            $ 15,391,565    $ 10,665,647
                                                                            ============    ============


                       See notes to financial statements.



MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                      Three Months    Three Months      Six Months      Six Months
                                                             Ended           Ended           Ended           Ended
                                                      December 31,    December 31,    December 31,    December 31,
                                                              1999            1998            1999            1998
                                                      ------------    ------------    ------------    ------------

Net sales                                             $  8,133,086    $     60,127    $ 10,770,240    $    248,559
Cost of sales                                            3,700,420          27,346       4,963,237          94,066
                                                      ------------    ------------    ------------    ------------

       Gross profit                                      4,432,666          32,781       5,807,003         154,493

Selling, general and administrative expenses             3,052,447         965,674       4,692,548       1,580,265
                                                      ------------    ------------    ------------    ------------

       Operating income (loss)                           1,380,219        (932,893)      1,114,455      (1,425,772)

Gain on sale of subsidiary                                  86,096            --            86,096            --
Interest income                                             18,882            --            95,314            --
Interest expense                                              (409)        (26,585)           (432)        (72,757)
                                                      ------------    ------------    ------------    ------------

           Income (loss) from continuing operations
                before income taxes                      1,484,788        (959,478)      1,295,433      (1,498,529)

Income taxes                                               412,000            --           580,000            --
                                                      ------------    ------------    ------------    ------------

           Income (loss) from continuing operations      1,072,788        (959,478)        715,433      (1,498,529)

Loss from discontinued operations                             --          (621,786)           --        (1,780,392)
Gain on disposal of discontinued operations                   --              --              --         1,905,494
                                                      ------------    ------------    ------------    ------------

       Net earnings (loss)                            $  1,072,788    $ (1,581,264)   $    715,433    $ (1,373,427)
                                                      ============    ============    ============    ============

Earnings (loss) per share - basic:

    From continuing operations                               $ .07           $(.14)          $ .05           $(.23)
                                                             =====           =====           =====           =====
    From discontinued operations                             $--             $(.09)          $--             $ .02
                                                             =====           =====           =====           =====
    Earnings (loss) per share - basic                        $ .07           $(.23)          $ .05           $(.21)
                                                             =====           =====           =====           =====

Earnings (loss) per share - diluted:

    From continuing operations                               $ .06           $(.14)          $ .04           $(.23)
                                                             =====           =====           =====           =====
    From discontinued operations                             $--             $(.09)          $--             $ .02
                                                             =====           =====           =====           =====
    Earnings (loss) per share - diluted                      $ .06           $(.23)          $ .04           $(.21)
                                                             =====           =====           =====           =====

Weighted average shares outstanding - basic             15,841,569       6,802,000      15,824,903       6,498,231
Dilutive effect of options and warrants                  2,496,247            --         1,726,914            --
                                                      ------------    ------------    ------------    ------------
Weighted average shares outstanding - diluted           18,337,816       6,802,000      17,551,817       6,498,231
                                                      ============    ============    ============    ============



                       See notes to financial statements.



MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

SIX MONTHS ENDED DECEMBER 31, 1999

                                                                    Series A
                                     Common stock                Preferred stock         Additional
                                    --------------              -----------------          paid-in      Accumulated       Treasury
                                Shares         Amount         Shares        Amount         Capital        Deficit           Stock
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balances at June 30, 1999     15,772,823   $      1,577         80,000   $  8,000,000   $ 17,693,743   $(15,719,326)   $   (212,500)

Sales of common stock            126,669             12           --             --          506,664           --              --

Stock options issued                --             --             --             --           96,188           --              --

Shares issued in payment
  of liabilities                  25,000              3           --             --          134,372           --              --

Net earnings                        --             --             --             --             --          715,433            --
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balances at December 31,
 1999                         15,924,492   $      1,592         80,000   $  8,000,000   $ 18,430,967   $(15,003,893)   $   (212,500)
                            ============   ============   ============   ============   ============   ============    ============







                       See notes to financial statements.



MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Six months ended
                                                                            December 31,
                                                                        1999             1998
                                                                    ------------    ------------

Cash flows from operating activities
    Net earnings  (loss)                                            $    715,433    $ (1,373,427)
    Gain from discontinued operations                                       --          (125,102)
    Adjustments to reconcile net earnings (loss) to net cash
       used in operating activities:
          Depreciation and amortization                                  170,183         373,795
          Stock options issued for services                               96,188            --
          Change in operating assets and liabilities:
              Prepaid expenses                                          (129,780)       (405,145)
              Receivables                                            (10,697,866)       (100,699)
              Inventories                                             (1,810,257)       (106,286)
              Other assets                                               (42,804)         69,824
              Accounts payable and accrued expenses                    2,907,621          44,384
                                                                    ------------    ------------

                 Net cash used in continuing operations               (8,791,282)     (1,622,656)
    Net cash used by discontinued operations                                --          (656,885)
                                                                    ------------    ------------
                 Net cash used in operating activities                (8,791,282)     (2,279,541)

Cash flows from investing activities
    Purchase of property and equipment                                  (214,214)        (57,522)

Cash flows from financing activities
    Sales of common stock                                                506,676         555,000
    Borrowings on notes payable to stockholders                          500,000            --
                                                                    ------------    ------------

                 Net cash provided by financing activities             1,006,676         555,000
                                                                    ------------    ------------

Net decrease in cash                                                  (7,998,820)     (1,782,063)

Cash and cash equivalents at beginning of period                       8,136,585       1,774,091
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $    137,765    $     (7,972)
                                                                    ============    ============


Noncash financing activities:

    Issuance of common stock or options in payment of liabilities   $    230,563    $     56,250
                                                                    ============    ============

    Conversion of convertible debentures                            $       --      $    400,000
                                                                    ============    ============

    Conversion of Series B preferred stock                          $       --      $    145,000
                                                                    ============    ============


                        See notes to financial statements

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

     These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six-month and three-month periods ended December 31, 1999 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on September 28, 1999.

     These financial statements include the accounts of MAX Internet Communications, Inc., (MAX) and its wholly-owned subsidiaries, MAXpc Technologies, Inc. (MAXpc), MAX Internet Communications do Brasil LTDA (Brasil), and MAX Internet Communications Deutschland GmbH (GmbH), collectively, "the Company." MAX changed its name in November, 1999 from Voxcom Holdings, Inc. (Holdings).

     MAX Internet Communications Deutschland GmbH was incorporated in Frankfurt, Germany on August 4, 1999, and MAX Internet Communications do Brasil LTDA was formed in Rio de Janeiro, Brazil on September 14, 1999. Both of these companies sell and service the MAX i.c. Live card in their respective regions, as well as other products the company may develop.

     Effective December 31, 1999 MAX sold the stock of Brasil to Brasil's management. Brasil will continue to sell and service the MAX i. c. Live card under a distributor agreement between the companies. Management believes this arrangement will enhance the ability of Brasil to sell the card throughout its territory in South America due to its local ownership.

     The financial statements include the operations of Brasil and GmbH from the dates of formation. Brasil is included through the effective date of sale.

 NOTE B - BUSINESS

     MAX assembles, through contractors, and markets a PC Internet Media Processor Card, the MAX i.c. Live 3600, and an information appliance, the MAX i.c. Live Video Communication Station. The core technology of both products, the MAX i.c. Live Internet Media Processor, delivers the power to conduct true-motion, synchronized video and audio communications and high-quality video and audio streaming and browsing over a broadband Internet connection. The MAX i.c. Live Internet Media Processor also integrates full DVD and Dolby AC-3 surround sound for a complete video communication and entertainment solution.

     The MAX i.c. Live card enhances the performance of personal computers, either as an add-in at time of manufacture or installed into existing units. The card, with its own inbuilt processor, has the ability to perform multi-media software functions simultaneously if need be, without detracting from the central processor of the computer. Additional software can be added to the card as developed.

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

     Effective December 31, 1999 MAX sold the stock of Brasil to Brasil's management for approximately $320,000, resulting in a net gain of $86,096. Brasil will continue to sell and service the MAX i. c. Live card under a distributor agreement between the companies.

     If the disposition had taken place at the beginning of the periods, Net Sales would have been reduced by $1,065,377 for the three and six months ended December 31, 1999 with no material effect on Net Earnings or Earnings per Share.

    NOTE D - MAJOR CUSTOMERS

     Two customers accounted for 46% and 39% of the company's sales for the six months ended December 31, 1999.

MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.

Results of Operations

Six and three months ended December 31, 1999 compared to six and three months ended December 31, 1998

Net Sales

Net sales from continuing operations were $10,770,240 for the six months ended December 31, 1999, an increase of $10,521,681 over the $248,559 for the six months ended December 31, 1998. Net sales were $8,133,086 for the three months ended December 31, 1999, an increase of $8,072,959 over the $60,127 for the three months ended December 31, 1998. Sales for the three and six months ended December 31, 1999 are primarily comprised of sales to two customers. Recognition of sales to certain distributors has been deferred until such time as the product moves through the distribution channels to the distributors' customers.

The company has discontinued the businesses that were the primary operations in the prior year and restructured its business plan to direct all resources to its MAX i.c. Live product. The marketing of the MAX i.c. Live product was in its early stages during the six months ended December 31, 1999. As of December 31, 1999 the marketing plan and materials are complete, and the first print ads appeared in November 1999. Contract negotiations for sales of the MAX i.c. Live product are ongoing, and are expected to generate increasing net sales and net earnings in future quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 197% to $4,692,548 for the six months ended December 31, 1999 from $1,580,265 for the six months ended December 31, 1998; and increased 216% to $3,052,447 for the three months ended December 31, 1999 from $965,674 for the three months ended December 31, 1998. This increase is due to significant increases in advertising, marketing and selling expenses related to the MAX i.c. Live product, as well as the overhead structure which has been put into place in order to generate and service expected future increases in net sales.

Interest Income and Expense

The interest income of $95,314 and $18,882, respectively, for the six and three months ended December 31, 1999 was earned on the available cash balances the Company has invested in money market funds. There was virtually no interest expense during these periods. Interest expense for the six and three months ended December 31, 1998 of $72,757 and $26,585, respectively, was incurred primarily on convertible debentures. This debt has been fully converted to common stock as of November 1998, and no further interest is payable.

Income Taxes

The income tax expense of $580,000 and $412,000 for the six and three months ended December 31, 1999 is computed on the net income in Brasil.

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

MAX INTERNET COMMUNICATIONS, INC.

Effective February 19, 1999, the company closed Systems, as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG and the closure of AmeraPress described above. Systems was sold on June 30, 1999.

The financial statements for the six months ended December 31, 1998 reflect the results of operations of Systems, AmeraPress and HBG as discontinued operations.

Liquidity and Capital Resources

Cash and cash equivalents decreased $7,998,820 in the six months ended December 31, 1999. Net cash used in operating activities for the period was $8,791,282. This cash used in operating activities primarily consisted of increases in receivables of $10,697,866, inventories of $1,810,257 and prepaid expenses of $129,780; offset by an increase in accounts payable and accrued expenses of $2,907,621. The company continues to increase inventories in part because of the need to purchase certain components well in advance of the scheduled production date, due to competition for these parts. Cash used in investing activities consisted of approximately $214,000 in purchases of property and equipment. Financing activities generated approximately $1,007,000, consisting of $507,000 of sales of common stock and $500,000 of borrowings from two officers/directors.

Working capital at December 31, 1999 increased by 15.6%, to $10,097,375 from $8,734,663 at June 30, 1999. However, due to the need to purchase inventories in advance, and the selling of product on terms to customers, the company anticipates it will need additional working capital resources. To this end, in February 2000 the company finalized a private equity investment that has provided net proceeds to the company of approximately $6,500,000 in cash. In addition, the investor has an option to acquire 400,000 additional shares for $4,000,000 in cash. Management believes its working capital, combined with the private equity investment, will be sufficient to fund inventory and receivable increases and meet ongoing overhead expenses, plus pursue an aggressive advertising and marketing campaign for the MAXpc product. Future cash resources available to the company are expected to come from profitable operations.

Year 2000

The company began an internal assessment of its Year 2000 preparedness in the early months of 1998, through a review of all equipment and software. Any issues found were addressed through software and hardware updates provided to our company by the software and/or hardware vendors. These updates were provided at minimal cost.

The company also contacted its major component suppliers and its contract manufacturers. None indicated that it anticipated any material internal risks.

At this date, the company has not experienced problems related to Year 2000 compliance, and is not aware of any remaining problems related to Year 2000 issues. However, the company will continue to monitor the status of suppliers and manufacturers.

Forward Looking Statements

MAX INTERNET COMMUNICATIONS, INC.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       The company held its Annual Meeting of Stockholders on November 15, 1999.
       Following are descriptions of the matters voted on and the results of such votes:

                  Matter Voted On                       For           Against        Abstain

       1. Election of Directors

            Lawrence R. Biggs                         12,348,891          -           1,700
            Donald G. McLellan                        12,348,891          -           1,700
            Larry Cahill                              12,348,891          -           1,700
            Ronald L. Brown                           12,348,891          -           1,700
            Harold C. Clark                           12,348,891          -           1,700
            Brahil Santos                             12,348,891          -           1,700
            Brian K. Norman                           12,348,891          -           1,700
            Dr. Alexander Dehmel                      12,348,891          -           1,700

       2.  Amend the Articles of Incorporation
           to change the name of the company
           to MAX Internet Communications, Inc.       12,350,391          -             200

       3.  Amend the Articles of Incorporation
           to increase the number of authorized
           shares to 50,000,000                       12,318,878      25,013          6,700

       4.  Adopt the 1999 Stock Option Plan           12,326,099      14,406         10,086

       5.  Approve Grant Thornton LLP as the
           company's  auditors for the year 2000      12,338,408      11,000          1,183



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits

     10.9.1 Securities Purchase Agreement with Boxer Partners LLC dated January 26, 2000 to purchase 727,273 shares of Common Stock.

     10.9.2 Warrant issued to Boxer Partners, LLC

     10.9.3 Registration Rights Agreement with Boxer Partners, LLC

     10.10 Subscription Agreement with Nexus Co., Ltd. to purchase 125,000 shares of Common Stock

     10.11 Subscription Agreement with OBM Corporation to purchase 125,000 shares of Common Stock

     10.12 Subscription Agreement with Private Equity Japan Co., Ltd. to purchase 125,000 shares of Common Stock

     10.13 Stock Purchase Agreement with Clear Springs Investments Ltd. dated December 31, 1999 for the sale of MAX Internet Communications do Brasil Ltda.

     27.    Financial Data Schedule

        (b)     Reports on Form 8-K

            None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        MAX Internet Communications, Inc.

                                  (Registrant)

Date:  February 21, 2000


                             /s/ Donald G. McLellan
                             --------------------------------------------
                                 Donald L. McLellan, President

                            /s/  Leslie D. Crone
                            ---------------------------------------------
                                 Leslie D. Crone, Chief Financial Officer