Form 10QSB/A
period 1999-09-30
MAX INTERNET COMMUNICATIONS INC
filed 2000-05-15
CIK 1061554

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A

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
ITEM  I.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS



                                                                            September 30,     June 30,
                               ASSETS                                            1999           1999
                                                                                ------        ------
                                                                              (Unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                              $  4,127,692    $  8,136,585
    Accounts receivable                                                         209,950         169,217
    Inventories                                                               3,534,000       1,286,539
    Prepaid expenses                                                            235,348          44,475
                                                                           ------------    ------------

                   Total current assets                                       8,106,990       9,636,816

PROPERTY AND EQUIPMENT, AT COST

    Machinery and equipment                                                     162,370          87,830
    Furnishings                                                                  75,401          67,634
                                                                           ------------    ------------
                                                                                237,771         155,464
       Less accumulated depreciation                                             41,230          27,969
                                                                           ------------    ------------
                                                                                196,541         127,495

OTHER ASSETS                                                                    852,863         901,336
                                                                           ------------    ------------

                                                                           $  9,156,394    $ 10,665,647
                                                                           ============    ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                       $    138,850    $    113,356
    Accrued expenses                                                            442,737         788,797
                                                                           ------------    ------------

                   Total current liabilities                                    581,587         902,153

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                          8,000,000       8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; none issued and outstanding                                 --              --
    Common stock, $.0001 par value; authorized, 25,000,000 shares;
       issued, 15,829,861 shares at September 30, 1999 and
       15,772,823 shares at June 30, 1999                                         1,583           1,577
    Additional paid-in capital                                               18,029,952      17,693,743
    Accumulated deficit                                                     (17,244,228)    (15,719,326)
                                                                           ------------    ------------
                                                                              8,787,307       9,975,994
    Less 200,000 shares of common stock in treasury - at cost                  (212,500)       (212,500)
                                                                           ------------    ------------
                                                                              8,574,807       9,763,494
                                                                           ------------    ------------

                                                                           $  9,156,394    $ 10,665,647
                                                                           ============    ============


                       See notes to financial statements.

VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)




                                                  Three Months    Three Months
                                                         Ended           Ended
                                                 September 30,   September 30,
                                                          1999            1998
                                                 -------------   -------------


Net sales                                        $    137,154    $    188,432
Cost of sales                                          98,365          66,720
                                                 ------------    ------------

       Gross profit                                    38,789         121,712

Selling, general and administrative expenses        1,640,100         632,591
                                                 ------------    ------------

       Operating loss                              (1,601,311)       (510,879)

Interest income                                        76,432            --
Interest expense                                          (23)        (46,171)
                                                 ------------    ------------

           Loss from continuing operations         (1,524,902)       (557,050)

Loss from discontinued operations                        --        (1,140,606)
Gain on disposal of discontinued operations              --         1,905,494
                                                 ------------    ------------
                                                         --           764,888
                                                 ------------    ------------

       Net earnings (loss)                       $ (1,524,902)   $    207,838
                                                 ============    ============

Earnings (loss) per share - basic and diluted:
    Continuing operations                               $(.10)          $(.09)
                                                        =====           =====

    Discontinued operations                             $ --            $ .12
                                                        =====           =====

    Net earnings (loss)                                 $(.10)          $ .03
                                                        =====    =====

Weighted average shares outstanding                15,807,944       6,194,462
                                                 ============    ============







                        See notes to financial statements




VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

THREE MONTHS ENDED SEPTEMBER 30, 1999



                                                                      Series A                   Series B
                                          Common stock             Preferred stock           Preferred stock
                                         --------------           -----------------         -----------------
                                    Shares         Amount       Shares        Amount      Shares        Amount
                                   --------        ------      --------       ------     --------      --------

Balances at June 30, 1999          15,772,823   $      1,577     80,000   $  8,000,000     --            --

Sales of common stock                  32,038              3       --             --       --            --

Stock options issued                     --             --         --             --       --            --

Shares issued in payment
    of liabilities                     25,000              3       --             --       --            --

Net (loss)                               --             --         --             --       --            --
                                 ------------   ------------   --------   ------------    --------     --------

Balances at September 30, 1999     15,829,861   $      1,583     80,000   $  8,000,000     --          $ --
                                 ============   ============   ========   ============    ========     ========




                                 Additional
                                 paid-in        Accumulated       Treasury
                                 capital         deficit           Stock
                                ------------   -------------   -------------


Balances at June 30, 1999       $ 17,693,743   $(15,719,326)   $   (215,500)

Sales of common stock                128,149           --              --

Stock options issued                  73,688           --              --

Shares issued in payment
    of liabilities                   134,372           --              --

Net (loss)                              --       (1,524,902)           --
                                ------------   ------------    ------------

Balances at September 30, 1999  $ 18,029,952   $(17,244,228)   $    212,500
                                ============   ============    ============




                        See notes to financial statements




VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three months ended
                                                                      September 30,
                                                                    1999           1998
                                                                -----------    -----------

Cash flows from operating activities
    Net earnings  (loss)                                       $(1,524,902)   $   207,838
    Gain from discontinued operations                                 --         (764,888)
    Adjustments to reconcile net earnings (loss) to net cash
       used by operating activities
          Depreciation and amortization                             86,008        172,771
          Stock options issued                                      73,688           --
          Change in operating assets and liabilities
              Prepaid expenses                                    (193,998)      (124,575)
              Accounts receivable                                  (40,733)      (442,799)
              Inventories                                       (2,247,461)      (121,210)
              Other assets                                         (21,149)        24,503
              Accounts payable and accrued expenses               (186,191)      (107,597)
                                                               -----------    -----------

                 Net cash used by continuing operations         (4,054,738)    (1,155,957)
       Net cash used by discontinued operations                       --         (393,434)
                                                               -----------    -----------
                 Net cash used by operating activities          (4,054,738)    (1,549,391)

Cash flows from investing activities
    Purchase of property and equipment                             (82,307)       (49,411)

Cash flows from financing activities
    Sales of common stock                                          128,152           --
                                                               -----------    -----------

                 Net decrease in cash                           (4,008,893)    (1,598,802)

Cash and cash equivalents at beginning of period                 8,136,585      1,774,091
                                                               -----------    -----------

Cash and cash equivalents at end of period                     $ 4,127,692    $   175,289
                                                               ===========    ===========


Noncash financing activities:

    Issuance of common stock in payment of liabilities         $   134,375    $    56,250
                                                               ===========    ===========

    Conversion of convertible debentures                       $      --      $   300,000
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

NOTE D - RESTATEMENT

    The company previously reported sales for the three months ended September 30, 1999 in the amount of $2,637,154. The majority of these reported sales were from the Brazilian subsidiary to a single customer in Brazil that returned the product soon after delivery. The company has recently discovered its management in Brazil misled the company regarding its sales in South America. South American sales in both the first and second quarters are being reversed following this discovery.

VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.

Results of Operations

Three months ended September 30, 1999 compared to three months ended September 30, 1998.

Net Sales

Net sales from continuing operations were $137,154 for the three months ended September 30, 1999, a decrease of $51,278 from the $188,432 for the three months ended September 30, 1998.

The company has discontinued the businesses that were the primary operations in the prior year and restructured its business plan to direct all resources to its MAX i.c. Live product. The marketing of the MAX i.c. Live product was in its very early stages during the quarter ended September 30, 1998. As of September 30, 1999 the marketing plan and materials are nearly complete, and the first print ads appeared after the end of the quarter. Therefore, any sales in the three month periods ended September 30, 1999 and 1998 were generated by inside sales personnel, as a result of telemarketing and demonstrations only. Contract negotiations for sales of the MAX i.c. Live product are ongoing, and are expected to generate increasing net sales and net earnings in future quarters.

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

VOXCOM HOLDINGS, INC.
d/b/a MAX INTERNET COMMUNICATIONS, INC.

Management's discussion and analysis - continued


Restatement

The company previously reported sales for the three months ended September 30, 1999 in the amount of $2,637,154. The majority of these reported sales were from the Brazilian subsidiary to a single customer in Brazil that returned the product soon after delivery. The company has recently discovered its management in Brazil misled the company regarding its sales in South America. South
American sales in both the first and second quarters are being reversed following this discovery.

Management of the Brazilian unit has been dismissed and the company is reviewing available legal action.

MAX has hired a new managing director in Brasil, and is currently in negotiations with various parties to complete the sale and delivery of the MAX i.c. Live cards that are in our warehouses in Brazil. However, there is no assurance that these sales will be consummated.

Liquidity and Capital Resources

Cash and cash equivalents decreased $4,008,893 in the three months ended September 30, 1999. Net cash used in operating activities for the period was $4,054,738. This cash used in operating activities primarily consisted of the cash operating loss for the period, plus increases in accounts receivable of $40,733, inventories of $2,247,461 and prepaid expenses of $193,998, as well as a decrease in accounts payable and accrued expenses of $186,191. Inventories continue to increase in part because of the need to purchase certain components well in advance of the scheduled production date, due to competition for these parts. Cash used in investing activities consisted of approximately $82,000 in purchases of property and equipment. Financing activities generated approximately $128,000, consisting of sales of common stock.

Working capital at September 30, 1999 decreased by 14%, to $7,525,403, from $8,734,663 at June 30, 1999. Management believes this working capital will be sufficient to meet ongoing overhead expenses, plus pursue an aggressive advertising and marketing campaign for the MAXpc product. Future cash resources available to the company are expected to come from profitable operations. However, due to the need to purchase inventories in advance, and the selling of product on terms to customers, it is anticipated the company will need additional working capital. The company is currently in discussions regarding the possibility of credit facilities from various lending authorities, as well as new issues of capital stock.

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

                                             Voxcom Holdings, Inc.
                                    d/b/a MAX Internet Communications, Inc.
                                                 (Registrant)

Date:  May 15, 2000


                                    /s/ Donald G. McLellan
                                    --------------------------------------------
                                        Donald G. McLellan, President

                                    /s/ Leslie D. Crone
                                    --------------------------------------------
                                        Leslie D. Crone, Chief Financial Officer