Form 10QSB/A
period 1999-12-31
MAX INTERNET COMMUNICATIONS INC
filed 2000-05-15
CIK 1061554

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
ITEM  I.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                            December 31,   June 30,
                               ASSETS                                           1999           1999
                                                                           ------------    ------------
                                                                             (Unaudited)

CURRENT ASSETS

    Cash and cash equivalents                                              $    599,841    $  8,136,585
    Accounts receivable                                                         669,395         169,217
    Inventories                                                               5,985,737       1,286,539
    Prepaid expenses                                                            323,085          44,475
                                                                           ------------    ------------

                   Total current assets                                       7,578,058       9,636,816

PROPERTY AND EQUIPMENT, AT COST

    Machinery and equipment                                                     371,104          87,830
    Furnishings                                                                 176,327          67,634
                                                                           ------------    ------------
                                                                                547,431         155,464
       Less accumulated depreciation                                             56,469          27,969
                                                                           ------------    ------------
                                                                                490,962         127,495

OTHER ASSETS                                                                    804,638         901,336
                                                                           ------------    ------------

                                                                           $  8,873,658    $ 10,665,647
                                                                           ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                       $  1,732,620    $    113,356
    Accrued expenses                                                            477,514         788,797
    Deferred income                                                             247,792            --
    Notes payable to officers and directors                                     500,000            --
                                                                           ------------    ------------

                   Total current liabilities                                  2,957,926         902,153

LONG-TERM DEBT                                                                     --              --

COMMITMENTS AND CONTINGENCIES                                                      --              --

STOCKHOLDERS' EQUITY

    Preferred stock, $100 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                          8,000,000       8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; none issued and outstanding                                 --              --
    Common stock, $.0001 par value; authorized, 50,000,000 shares;
       issued, 15,924,492 shares at December 31, 1999 and
       15,772,823 shares at June 30, 1999                                         1,592           1,577
    Additional paid-in capital                                               18,430,967      17,693,743
    Accumulated deficit                                                     (20,304,327)    (15,719,326)
                                                                           ------------    ------------
                                                                              6,128,232       9,975,994
    Less 200,000 shares of common stock in treasury - at cost                  (212,500)       (212,500)
                                                                           ------------    ------------
                                                                              5,915,732       9,763,494
                                                                           ------------    ------------

                                                                           $  8,873,658    $ 10,665,647
                                                                           ============    ============





                       See notes to financial statements.



MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                  Three Months   Three Months      Six Months      Six Months
                                                         Ended          Ended           Ended           Ended
                                                  December 31,   December 31,    December 31,    December 31,
                                                          1999           1998            1999            1998
                                                 ------------    ------------    ------------    ------------


Net sales                                        $    119,395    $     60,127    $    256,549    $    248,559
Cost of sales                                          75,662          27,346         174,027          94,066
                                                 ------------    ------------    ------------    ------------

       Gross profit                                    43,733          32,781          82,522         154,493

Selling, general and administrative expenses        3,117,184         965,674       4,757,284       1,580,265
                                                 ------------    ------------    ------------    ------------

       Operating  (loss)                           (3,073,451)       (932,893)     (4,674,762)     (1,425,772)

Interest income                                        18,882            --            95,314            --
Interest expense                                       (5,530)        (26,585)         (5,553)        (72,757)
                                                 ------------    ------------    ------------    ------------

           (Loss) from continuing operations       (3,060,099)       (959,478)     (4,585,001)     (1,498,529)

Loss from discontinued operations                        --          (621,786)           --        (1,780,392)
Gain on disposal of discontinued operations              --              --              --         1,905,494
                                                 ------------    ------------    ------------    ------------

       Net (loss)                                $ (3,060,099)   $ (1,581,264)   $ (4,585,001)   $ (1,373,427)
                                                 ============    ============    ============    ============

Earnings (loss) per share - basic and diluted:

    From continuing operations                          $(.19)         $(.14)           $(.29)          $(.23)
                                                        =====          =====            =====           =====
    From discontinued operations                        $--            $(.09)           $--             $ .02
                                                        =====          =====            =====           =====
    (Loss) per share                                    $(.19)         $(.23)           $(.29)          $(.21)
                                                        =====          =====            =====           =====


Weighted average shares outstanding                15,841,569       6,802,000      15,824,903       6,498,231
                                                 ============    ============    ============    ============



                       See notes to financial statements.




MAX INTERNET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED DECEMBER 31, 1999

                                                                    Series A
                                    Common stock                Preferred stock          Additional
                                   --------------              -----------------         paid-in      Accumulated       Treasury
                              Shares         Amount        Shares           Amount       Capital        Deficit           Stock
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balances at June 30, 1999     15,772,823   $      1,577         80,000   $  8,000,000   $ 17,693,743   $(15,719,326)   $   (212,500)

Sales of common stock            126,669             12           --             --          506,664           --              --

Stock options issued                --             --             --             --           96,188           --              --

Shares issued in payment
  of liabilities                  25,000              3           --             --          134,372           --              --

Net Loss                            --             --             --             --             --       (4,585,001)           --
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balances at December 31,
 1999                         15,924,492   $      1,592         80,000   $  8,000,000   $ 18,430,967   $(20,304,327)   $   (212,500)
                            ============   ============   ============   ============   ============   ============    ============







                       See notes to financial statements.



MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Six months ended
                                                                            December 31,
                                                                         1999           1998
                                                                    -----------    -----------

Cash flows from operating activities
    Net earnings  (loss)                                            $(4,585,001)   $(1,373,427)
    Gain from discontinued operations                                      --         (125,102)
    Adjustments to reconcile net earnings (loss) to net cash
       used in operating activities:
          Depreciation and amortization                                 171,127        373,795
          Stock options issued for services                              96,188           --
          Change in operating assets and liabilities:
              Prepaid expenses                                         (281,735)      (405,145)
              Receivables                                              (500,178)      (100,699)
              Inventories                                            (4,699,198)      (106,286)
              Other assets                                              (42,804)        69,824
              Accounts payable and accrued expenses                   1,690,148         44,384
                                                                    -----------    -----------

                 Net cash used in continuing operations              (8,151,453)    (1,622,656)
    Net cash used by discontinued operations                               --         (656,885)
                                                                    -----------    -----------
                 Net cash used in operating activities               (8,151,453)    (2,279,541)

Cash flows from investing activities
    Purchase of property and equipment                                 (391,967)       (57,522)

Cash flows from financing activities
    Sales of common stock                                               506,676        555,000
    Borrowings on notes payable to stockholders                         500,000           --
                                                                    -----------    -----------

                 Net cash provided by financing activities            1,006,676        555,000
                                                                    -----------    -----------

Net decrease in cash                                                 (7,536,744)    (1,782,063)

Cash and cash equivalents at beginning of period                      8,136,585      1,774,091
                                                                    -----------    -----------

Cash and cash equivalents at end of period                          $   599,841    $    (7,972)
                                                                    ===========    ===========


Noncash financing activities:

    Issuance of common stock or options in payment of liabilities   $   230,563    $    56,250
                                                                    ===========    ===========

    Conversion of convertible debentures                            $      --      $   400,000
                                                                    ===========    ===========

    Conversion of Series B preferred stock                          $      --      $   145,000
                                                                    ===========    ===========




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

NOTE C - ACQUISITION AND DISPOSITION OF BUSINESSES

    Effective October 1, 1997, the company formed Home Business Group Inc. (HBG) to acquire certain assets and assume the liabilities of a company engaged in

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS

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

NOTE D - RESTATEMENT

    The Company previously reported sales for the six and three months ended December 31, 1999 in the amount of $10,770,240 and $8,133,086, respectively. The majority of these reported sales were from the Brazilian subsidiary to purported customers in South America, and were recorded in reliance upon documentation that was later found to be falsified. South American sales in both the first and second quarters are being reversed following this discovery.

MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.

Results of Operations

Six and three months ended December 31, 1999 compared to six and three months ended December 31, 1998

Net Sales

Net sales from continuing operations were $256,549 for the six months ended December 31, 1999, an increase of $7,990 over the $248,559 for the six months ended December 31, 1998. Net sales were $119,395 for the three months ended December 31, 1999, an increase of $59,268 over the $60,127 for the three months ended December 31, 1998. Recognition of sales to certain distributors has been deferred until such time as the product moves through the distribution channels to the distributors' customers.

Sales activity was still in the early stages at December 31, 1999. The company has discontinued the businesses that were the primary operations in the prior year and restructured its business plan to direct all resources to its MAX i.c. Live product. The marketing of the MAX i.c. Live product was in its early stages during the six months ended December 31, 1999. As of December 31, 1999 the marketing plan and materials are complete, and the first print ads appeared in November 1999. Contract negotiations for sales of the MAX i.c. Live product are ongoing, and are expected to generate increasing net sales and net earnings in future quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 201% to $4,757,284 for the six months ended December 31, 1999 from $1,580,265 for the six months ended December 31, 1998; and increased 223% to $3,117,184 for the three months ended December 31, 1999 from $965,674 for the three months ended December 31, 1998. This increase is due to significant increases in advertising, marketing and selling expenses related to the MAX i.c. Live product, as well as the overhead structure which has been put into place in order to generate and service expected future increases in net sales.

Interest Income and Expense

The interest income of $95,314 and $18,882, respectively, for the six and three months ended December 31, 1999 was earned on the available cash balances the Company has invested in money market funds. There was little interest expense during these periods. Interest expense for the six and three months ended December 31, 1998 of $72,757 and $26,585, respectively, was incurred primarily on convertible debentures. This debt has been fully converted to common stock as of November 1998, and no further interest is payable.

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

Restatement

The Company previously reported sales for the six and three months ended December 31, 1999 in the amount of $10,770,240 and $8,133,086, respectively. The majority of these reported sales were from the Brazilian subsidiary to purported customers in South America, and were recorded in reliance upon documentation that was later found to be falsified. South American sales in both the first and second quarters are being reversed following this discovery.

Management of the Brazilian unit has been dismissed and the company is reviewing available legal action.

Effective December 31, 1999 MAX sold the stock of Brasil to Brasil's management. Upon learning of the misrepresentations of the Brazilian director, MAX rescinded the sale of Brasil and again owns 100% of the stock of this subsidiary. MAX has hired a new managing director in Brasil, and is currently in negotiations with various parties to complete the sale and delivery of the MAX i.c. Live cards that are in our warehouses in Brazil. However, there is no assurance that these sales will be consummated. Brasil is included as a wholly-owned subsidiary in these financial statements for the entire period.

Liquidity and Capital Resources

Cash and cash equivalents decreased $7,536,744 in the six months ended December 31, 1999. Net cash used in operating activities for the period was $8,151,453. This cash used in operating activities primarily consisted of increases in receivables of $500,178, inventories of $4,699,198 and prepaid expenses of $281,735; offset by an increase in accounts payable and accrued expenses of $1,690,148. The company continues to increase inventories in part because of the need to purchase certain components well in advance of the scheduled production date, due to competition for these parts. Cash used in investing activities consisted of approximately $392,000 in purchases of property and equipment. Financing activities generated approximately $1,007,000, consisting of $507,000 of sales of common stock and $500,000 of borrowings from two officer / directors.

Working capital at December 31, 1999 decreased by 47%, to $4,620,132 from $8,734,663 at June 30, 1999. This was caused primarily by the losses of the company during that period. Due to the need to purchase inventories in advance, the selling of product on terms to customers, and the lack of significant sales to date, the company anticipates it will need additional working capital resources. To this end, in February 2000 the company finalized a private equity investment that has provided net proceeds to the company of approximately $6,500,000 in cash. In addition, the investor has an option to acquire 400,000 additional shares for $4,000,000 in cash. There is no assurance that its working capital, combined with the private equity investment, will be sufficient to fund inventory and receivable increases and meet ongoing overhead expenses, plus pursue an aggressive advertising and marketing campaign for the MAXpc product. Therefore, the company may need to raise additional funds through equity or debt offerings in the future.

MAX INTERNET COMMUNICATIONS, INC.

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