Form 10QSB
period 2000-03-31
MAX INTERNET COMMUNICATIONS INC
filed 2000-05-15
CIK 1061554

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

           X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

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

Number of shares outstanding of the Registrant's common stock (par value $.0001 per share) as of March 31, 2000: 17,678,242.

Transitional Small Business Disclosure Format
(Check one)
Yes     No  X
   ---    ---



MAX INTERNET COMMUNICATIONS, INC.
PART  I.  FINANCIAL INFORMATION
ITEM  I.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                            March 31,       June 30,
                               ASSETS                                          2000            1999
                                                                           ------------    ------------
                                                                           (Unaudited)

CURRENT ASSETS

    Cash and cash equivalents                                              $    487,212    $  8,136,585
    Accounts receivable                                                         629,254         169,217
    Inventories                                                              11,528,794       1,286,539
    Prepaid expenses                                                            628,642          44,475
                                                                           ------------    ------------

                   Total current assets                                      13,273,902       9,636,816

PROPERTY AND EQUIPMENT, AT COST

    Machinery and equipment                                                     476,289          87,830
    Furnishings                                                                 176,327          67,634
                                                                           ------------    ------------
                                                                                652,616         155,464
       Less accumulated depreciation                                             74,052          27,969
                                                                           ------------    ------------
                                                                                578,564         127,495

OTHER ASSETS                                                                  1,285,631         901,336
                                                                           ------------    ------------

                                                                           $ 15,138,097    $ 10,665,647
                                                                           ============    ============

      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

    Accounts payable                                                       $  2,853,900    $    113,356
    Accrued expenses                                                            169,821         788,797
    Deferred income                                                             204,786            --
                                                                           ------------    ------------

                   Total current liabilities                                  3,228,507         902,153

COMMITMENTS AND CONTINGENCIES                                                      --              --

STOCKHOLDERS' EQUITY

    Preferred stock, $100 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                          8,000,000       8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; none issued and outstanding                                 --              --
    Common stock, $.0001 par value; authorized, 50,000,000 shares;
       issued, 17,678,242 shares at March 31, 2000 and
       15,772,823 shares at June 30, 1999                                         1,768           1,577
    Additional paid-in capital                                               27,257,774      17,693,743
    Accumulated deficit                                                     (23,137,452)    (15,719,326)
                                                                           ------------    ------------
                                                                             12,122,090       9,975,994
    Less 200,000 shares of common stock in treasury - at cost                  (212,500)       (212,500)
                                                                           ------------    ------------
                                                                             11,909,590       9,763,494
                                                                           ------------    ------------

                                                                           $ 15,138,097    $ 10,665,647
                                                                           ============    ============




                       See notes to financial statements.




MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                               Three Months    Three Months     Nine Months     Nine Months
                                                      Ended           Ended           Ended           Ended
                                                  March 31,       March 31,       March 31,       March 31,
                                                       2000            1999            2000            1999
                                               ------------    ------------    ------------    ------------


Net sales                                      $    140,853    $   (114,036)   $    397,402    $    134,523
Cost of sales                                        57,465         (41,221)        231,492          52,845
                                               ------------    ------------    ------------    ------------

       Gross profit                                  83,388         (72,815)        165,910          81,678

Selling, general and administrative expenses      2,925,638       1,035,144       7,682,922       2,615,480
                                               ------------    ------------    ------------    ------------

       Operating (loss)                          (2,842,250)     (1,107,959)     (7,517,012)     (2,533,802)

Interest income                                      13,383            --           108,697            --
Interest expense                                     (4,258)           (592)         (9,811)        (73,350)
                                               ------------    ------------    ------------    ------------

       (Loss) from continuing operations         (2,833,125)     (1,108,551)     (7,418,126)     (2,607,152)

Loss from discontinued operations                      --          (558,383)           --        (2,338,703)
Gain on disposal of discontinued operations            --              --              --         1,905,494
                                               ------------    ------------    ------------    ------------

       Net  (loss)                             $ (2,833,125)   $ (1,666,934)   $ (7,418,126)   $ (3,040,361)
                                               ============    ============    ============    ============

(Loss) per share - basic and diluted:

    From continuing operations                        $(.17)          $(.14)          $(.46)          $(.38)
                                                      =====           =====           =====           =====
    From discontinued operations                      $--             $(.07)          $--             $(.06)
                                                      =====           =====           =====           =====
    (Loss) per share                                  $(.17)          $(.21)          $(.46)          $(.44)
                                                      =====           =====           =====           =====

Weighted average shares outstanding              17,104,061       7,758,247      16,248,188       6,912,105
                                               ============    ============    ============    ============






                       See notes to financial statements.




MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)

NINE MONTHS ENDED MARCH 31, 2000

                                                                  Series A
                                      Common stock               Preferred stock         Additional
                                     --------------             -----------------         paid-in       Accumulated       Treasury
                               Shares         Amount        Shares           Amount       Capital        Deficit           Stock
                             ------------  ------------   ------------   ------------   ------------   ------------    ------------

Balances at June 30, 1999     15,772,823   $      1,577         80,000   $  8,000,000   $ 17,693,743   $(15,719,326)   $   (212,500)

Sales of common stock          1,870,419            187           --             --        9,289,097           --              --

Stock options issued                --             --             --             --           99,938           --              --

Shares issued in payment
  of liabilities                  35,000              4           --             --          174,996           --              --

Net loss                            --             --             --             --             --       (7,418,126)           --
                            ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balances at March 31, 2000    17,678,242   $      1,768         80,000   $  8,000,000   $ 27,257,774   $(23,137,452)   $   (212,500)
                            ============   ============   ============   ============   ============   ============    ============







                       See notes to financial statements.




MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           Nine months ended
                                                                               March 31,
                                                                         2000           1999
                                                                    ------------    ------------

Cash flows from operating activities
    Net (loss)                                                      $ (7,418,126)   $ (3,040,361)
    Gain from discontinued operations                                       --           433,209
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                  266,525         486,907
          Stock options issued for services                               99,938            --
          Change in operating assets and liabilities:
              Prepaid expenses                                          (587,262)        (11,001)
              Receivables                                               (460,037)        (61,585)
              Inventories                                            (10,242,255)       (163,420)
              Other assets                                              (601,612)       (266,000)
              Accounts payable and accrued expenses                    2,501,354         130,858
                                                                    ------------    ------------

                 Net cash used in continuing operations              (16,441,475)     (2,491,393)
    Net cash used by discontinued operations                                --          (666,080)
                                                                    ------------    ------------
                 Net cash used in operating activities               (16,441,475)     (3,157,473)

Cash flows from investing activities
    Purchase of property and equipment                                  (497,152)        (57,930)

Cash flows from financing activities
    Sales of common stock                                              9,289,284      12,801,700
    Redemption of preferred stock                                           --        (3,792,000)
    Dividends paid                                                          --           (41,954)
    Decrease in receivables from affiliates                                 --            32,805
    Borrowings on notes payable to stockholders                             --           210,579
                                                                    ------------    ------------

                 Net cash provided by financing activities             9,289,284       9,211,130
                                                                    ------------    ------------

Net increase (decrease) in cash                                       (7,649,343)      5,995,727

Cash and cash equivalents at beginning of period                       8,136,585       1,774,091
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $    487,212    $  7,769,818
                                                                    ============    ============


Noncash financing activities:

    Issuance of common stock or options in payment of liabilities   $    274,934    $     56,250
                                                                    ============    ============

    Conversion of convertible debentures                            $       --      $    400,000
                                                                    ============    ============

    Conversion of Series B preferred stock                          $       --      $    340,000
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

    These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine-month and three-month periods ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2000. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 1999 included in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission on September 28, 1999.

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

    Effective March 31, 2000 MAXpc was merged into MAX.

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

    Effective December 31, 1999 MAX sold the stock of Brasil to Brasil's management. Shortly after the sale, the company discovered its management in Brazil misled the company regarding its sales transactions in South America. As a result, management of the Brazilian unit has been dismissed, and the sale of Brasil has been rescinded. MAX again owns 100% of the stock of this subsidiary, and Brasil has been included in these financial statements for the entire period.

MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.

Results of Operations

Nine and three months ended March 31, 2000 compared to nine and three months ended March 31, 1999.

Net Sales

Net sales from continuing operations were $397,402 for the nine months ended March 31, 2000, an increase of $262,879 over the $134,523 for the nine months ended March 31, 1999. Net sales were $140,853 for the three months ended March 31, 2000. The net sales returns for the three months ended March 31, 1999 of ($114,036) arose from one significant return in the quarter, offset by other sales. Recognition of sales to certain distributors has been deferred until such time as the product moves through the distribution channels to the distributors' customers.

The company continues to position the MAX i.c. Live product with value-added resellers, original equipment manufacturers, channel distributors and end users. In addition, the company continues to gain positive exposure to its products through an evaluation program, trade shows, industry magazines and the like. To date, enthusiasm for the company's products and technology has been high, but significant sales have not yet been consummated. Contract negotiations for sales of the MAX i.c. Live products are ongoing, and are expected to generate increasing net sales and net earnings in future quarters.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 194% to $7,682,922 for the nine months ended March 31, 2000 from $2,615,480 for the nine months ended March 31, 1999; and increased 183% to $2,925,638 for the three months ended March 31, 2000 from $1,035,144 for the three months ended March 31, 1999. These increases are due to significant increases in advertising, marketing and selling expenses related to the MAX i.c. Live product, as well as costs of operating Brasil and GmbH and the overhead structure which has been put into place in order to generate and service expected future increases in net sales.

Interest Income and Expense

The interest income of $108,697 and $13,383, respectively, for the nine and three months ended March 31, 2000 was earned on the available cash balances the Company has invested in money market funds. There was little interest expense during these periods. Interest expense for the nine and three months ended March 31, 1999 of $73,350 and $592, respectively, was incurred primarily on convertible debentures. This debt has been fully converted to common stock as of November 1998, and no further interest is payable.

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

Liquidity and Capital Resources

Cash and cash equivalents decreased $7,649,343 in the nine months ended March 31, 2000. Net cash used in operating activities for the period was $16,441,475. This cash used in operating activities primarily consisted of increases in receivables of $460,037, inventories of $10,242,255, prepaid expenses of $587,262 and other assets of $601,612; offset by an increase in accounts payable and accrued expenses of $2,501,354. The company continues to increase inventories in part because of the need to purchase certain components well in advance of the scheduled production date, due to competition for these parts. In addition, the company purchases a portion of its inventory based on a production schedule in order to maintain its production capacity with the manufacturer. The company has also purchased inventory in response to expected sales in South America which have not been consummated. Cash used in investing activities consisted of approximately $497,000 in purchases of property and equipment. Financing activities generated approximately $9,289,000, consisting of sales of common stock.

Working capital at March 31, 2000 increased by 15%, to $10,045,395 from $8,734,663 at June 30, 1999. This was due primarily to the cash received from the sales of common stock, offset by the losses of the company during that period.

Due to net operating losses, the need to purchase inventories in advance, the selling of product on terms to customers, and the lack of significant sales to date, the company needs additional financing in the immediate future. Management is currently in negotiations with various parties to secure additional equity or debt financing. There is no assurance the company will be successful in these efforts.

Year 2000

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

MAX INTERNET COMMUNICATIONS, INC.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

       The company has filed a lawsuit alleging breach of contract against Heartland Payment Systems, LLC (Heartland), a credit card processing company which has performed this function for the company. Heartland then filed suit against the company alleging breach of contract, and asking for an unspecified amount. This case is in the early stages of discovery. Management believes that the ultimate resolution of this case will not have a material effect on financial position, results of operations or cash flows.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)        Exhibits

           27.       Financial Data Schedule

(b)        Reports on Form 8-K

            A report on Form 8-K was filed on February 24, 2000 concerning the sale of MAX Internet Communications do Brasil Ltda.

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