Form 10KSB40
period 2000-06-30
MAX INTERNET COMMUNICATIONS INC
filed 2000-09-28
CIK 1061554

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended June 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          (no fee required)

                   For the transition period _______to _______

                           Commission File No. 0-24273

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and none will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year were:  $548,033.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of August 31, 2000 was $48,129,000.

At June 30, 2000, the registrant had outstanding 17,734,242 shares of common stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III (except Item 13) will be contained in Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held in November 2000.

           Transitional Small Business Disclosure Format (check one):

                                 Yes [ ]  No [X]

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
                                     PART I

Item 1.  Description of Business...................................................................3

Item 2.  Description of Property...................................................................6

Item 3.  Legal Proceeding..........................................................................7

Item 4.  Submission of Matters to a Vote of Security Holders.......................................7


                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters..................................8

Item 6.  Management's Discussion and Analysis or Plan of Operations................................8

Item 7.  Financial Statements.....................................................................13

Item 8.  Changes in Disagreements with Accountants on Accounting and Financial Disclosure.........14


                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
         with Section 16(a) of the Exchange Act...................................................14

Item 10. Executive Compensation...................................................................14

Item 11. Security Ownership of Certain Beneficial Owners and Management...........................14

Item 12. Certain Relationships and Related Transactions...........................................14

Item 13. Exhibits and Reports on Form 8K..........................................................14

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS


GENERAL

     We were organized under the laws of the State of Nevada in September 1996. We have engaged in a number of previous businesses, all of which have been sold or closed in order to concentrate our resources on the development and sales of our technology and products.

TECHNOLOGY

     In April 1998, we acquired all of the common stock of MAXpc Technologies, Inc., which has the exclusive right to manufacture and market a high performance, multi-media add-in card providing both hardware and software for personal computers. (MAXpc Technologies, Inc. was merged into the company in March 2000). Our card enhances the performance of computers, either as an add-in at time of manufacture or installed into existing units. The card, with its own inbuilt processor, has the ability to perform multi-media software functions, simultaneously if need be, without detracting from the central processor of the computer. Additional software can be added to the card as developed.

         We are marketing the card, as well as other products utilizing the same technology, under the trade name MAX i.c. Live.

         The i.c.Live Technology is a combination of hardware and software designed to accelerate video & audio processing. At the core of the hardware is the i.c.Live Internet Media Processor . More than just a DSP or RISC chip, the Internet Media Processor is a 72-bit parallel processor with multiple execution units and an internal 792-bit bus. It is able to execute billions of operations per second to provide the maximum video and audio quality possible.

         The software is implemented in layers to allow full utilization of the i.c.Live processor in standard-hardware systems and existing operating systems. It consists of i.c.Live's own real-time micro-kernel operating system, resource manager modules, software mediaware modules (that emulate the functionality normally provided by separate fixed function chips) and interface layer modules that conform to traditional device driver models. This approach provides the performance of silicon implementation with the flexibility of software updateability. Since functionality is provided by software, systems can be real-time field upgraded to provide new features and functions, substantially increasing the lifetime of products built incorporating i.c.Live Technology.

         This architecture allows the i.c.Live Technology to: (1) overcome bottlenecks and limitations normally associated with traditional fixed function chips and their drivers, (2) offload media processing and real-time-critical processes from the host processor, allowing utilization of lower cost processors for highest performance systems and appliances, (3) outperform 32-bit and yet-to-be released 64-bit processors in existing and new systems, and (4) deliver the highest quality Internet Video and Audio at a low cost.

INTELLECTUAL PROPERTY

         Chromatic Research of Sunnyvale, California developed the original MPACT technology, which we have acquired and which has evolved into our i.c.Live technology and products. In April 1998 we purchased the exclusive rights to any new MPACT 1 MAX board designs, as well as Chromatic's inventory of partially completed units and components.

         In March 1999, we licensed the source code (human readable) and object code (machine readable) of the MPACT technology and thereby acquired the rights to use and modify them, with all derivative works becoming our exclusive property free of any further royalties.

         In September 1999, we began production of the MAX3600R card, which is a new design owned exclusively by us, complete with i.c.Live Mediaware (object code) drivers.

         In February 2000 we purchased the MPACT hardware technology assets, including the chip designs and development databases, and all of the product designs and development databases.

         In May 2000, we began production of the i.c.Live video communication station (VCS), which contains additional exclusive designs and software owned by us. We will pursue copyright and patent protection for IP assets we currently possess and develop, and we will continue research and development on new products.

         We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in products and services. These include confidentiality and nondisclosure agreements with our employees, contractors, suppliers and strategic partners. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective intellectual property protection may not be available in every country in which our products are made available.

         We also rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could adversely affect our business, results of operations and financial condition.

         We expect that participants in our markets will be increasingly subject to infringement claims as the number of services and competitors in our industry segment grows. Any such claim, with or without merit, could be time-consuming, result in costly litigation, cause service upgrade delays or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us or at all. As a result, any such claim of infringement against us could have an adverse effect upon our business, results of operations and financial condition.

EXISTING PRODUCTS

     Currently, we offer three basic products incorporating the i.c.Live technology, each intended for a specific target market segment.

         The MAX3600R is targeted for personal computer and information appliance manufacturers, integrators and value added resellers (VAR). The MAX3600R is a PCI plug-in card that is compatible with a Pentium-class (166mhz or faster) host system running a Windows(R) operating system. The MAX3600R card provides the following features: SVGA Graphics Controller; MPEG-1&2 Decoder with full DVD support; MPEG-1 encoder; Full Motion Video Capture; H.261/263 video codec and H.711/723 audio codec; AC97 audio Codec (8 simultaneous play and record channels), hardware wavetable, digital (AC3) audio; MIDI and telephony codec (full-duplex Speakerphone with Voice Mail, Caller ID and Distinctive
Ring).

         The MAX3600R is in production and available for sale.

         The MAX i.c.Live VIDEO COMMUNICATION STATION (VCS) is targeted to resellers, VARs and large end users, and serves as a reference design for original equipment manufacturer (OEM) relationships. The VCS is an easy-to-use Internet communications appliance, about the size of a DVD player. The MAX i.c.Live VCS(TM) allows users to videoconference, send and receive video e-mail, broadcast live Internet video, surf Internet video and web-sites, and even view DVD movies. It's on-screen menu and remote control make it easy to use. It's ability to display output to a television, video projector, or computer monitor makes it perfect for home or office use.

         The first production run of VCS units is in process, and deliveries are under way.

         The MAX i.c. Live CHIPKIT is targeted to major OEMs. The ChipKit is a minimal set of proprietary components necessary to build an i.c.Live technology based product. It consists of an i.c.Live Internet Media Processor, proprietary support chips, and one software set license. These are available only to customers who license an i.c.Live product reference design and commit to a minimum purchase quantity.

RESEARCH AND DEVELOPMENT

         We have invested, and intend to continue to invest, significant resources in product and technology development. We focus and modify our product development efforts based on the needs of users and changes in the marketplace. We are currently focusing our development efforts on improving the hardware and software offered, including the MAX OS kernel, as well as commercializing our innovations into new products and product enhancements that are easier to use, easy to upgrade, and provide greater functionality.

         Our development engineers perform extensive testing of our hardware and software to ensure it is properly assembled and works as a coherent whole from the user's perspective. We use industry standard methods of quality assurance testing to ensure our products are solidly engineered and ready for use by our customers when shipped.

         We have begun development of a Phase II and Phase III VCS, each of which should reduce production cost, yet maintain the look, function, and performance of previous phases. Development includes further hardware and software integration which could be characterized as 'engineering' as opposed to 'inventing', and could be accelerated by strategic partners. Ultimately, we plan to develop a Phase IV unit, with the help of a development partner, that will allow maximum cost reduction. These cost reductions are possible because of the i.c.Live core technology, which when fully utilized, will need only the most minimal of support hardware and operating systems.

         We spent approximately $666,000 in the year ended June 30, 2000 for research and development. Projects included hardware designs of MAX3600R card and the i.c.Live VCS; updated software drivers for the MAX3600R card; adding Windows NT support; application and driver software for the VCS; additional hardware peripherals for the MAX3600R (which plug into the MAX3600R's "VersaBus" connector), including an analog TV tuner module and a six-camera input module (these features will be a software and/or module upgrade for the existing MAX3600R card).

         Projects for the year ending June 2001 are anticipated to include joint development of the "NetForAll Plus TV" interactive television set-top device, of which $2,000,000 will be funded by NetForAll, Inc.; cost reduction and integration for the VCS; a personal computer (PC) motherboard with integrated i.c.Live technology; HDTV / DVB tuner module; continued software development for additional video and audio processing functionalities and support for Windows NT and Windows 2000; plus support for alternative and embedded operating systems for PC's and internet appliances.

STRATEGIC ALLIANCES

         In August 2000, NetForAll, Inc. signed a three year joint development with us to create a consumer Interactive Television device which will offer Video On Demand (VOD), DVD movies, eCommerce, Internet browsing with video streaming, and advanced features like Video Phone and Video E-mail.

         The interactive television set-top device, NetForAll Plus, will employ the MAX i.c.Live licensed technology on an integrated motherboard along with additional licensed software. Upon completion of the development, NetForAll, Inc. irrevocably commits to purchase a minimum of 100,000 units during the first 12 months. Also, NetForAll, Inc. agrees to purchase an additional 400,000 units during the same 12-month period, and each contract year thereafter, to maintain exclusivity on the South American Continent, Central America, Mexico, and the Caribbean. The first $2,000,000 of development costs will be funded by NetForAll, Inc. in the form of purchases of our common stock. Thereafter, we and NetForAll, Inc. will devote resources and personnel to further developing the NetForAll Plus product.

COMPETITION

         Competition in the industry is extremely high, and new developments and products are offered regularly. Many of our competitors have greater experience in the industry and more financial resources available to them. Competition in multi-media products comes from companies such as ATI Technologies, Inc., Creative Technology, Ltd. and Sigma Designs, Inc. While these competitors obviously have more financial strength, we believe we can successfully compete because our board fulfills functions that no other single board can achieve.

GROWTH STRATEGY

         We are a technology company with limited marketing funds, but we have the most cost effective technology for processing two way full motion video communications over the Internet. Our immediate focus for growth is on creating strategic alliances with those companies associated with broadband deployment, which is expected to be explosive in the short term future. Creating marketing partnerships with these PC and Internet appliance manufacturers and Telcos will place us in the middle of large scale broadband deployment. We also focus our sales and marketing efforts toward direct sales to these groups, plus other large end users.

ENVIRONMENTAL IMPACT

     None of the company's activities utilize any hazardous materials or results in any discharge of pollutants into the environment. The company believes it complies fully with all environmental laws and regulations.

EMPLOYEES

     We employ a total of 56 full-time persons in our company and its subsidiaries. None of such persons is represented by a union, and the company believes its relations with its employees is very good.

REGULATION

     There are no regulatory issues affecting the company not common to all businesses.


ITEM 2.  DESCRIPTION OF PROPERTY


OFFICES AND WAREHOUSE FACILITY

         Our principal executive offices are located at 8115 Preston Road, Suite 800, Dallas, Texas 75225. The premises, which are leased from an unaffiliated party, consist of 11,010 square feet. The executive office facility contains management offices, work stations, computer equipment, and related software. Monthly rent is $22,020 through the remainder of a sixty-four month Lease Term, which expires on May 31, 2003. We have a renewal option to extend the Lease Term for one additional period of five years, at a rental rate equal to the prevailing market for such premises at that time.

         Our warehouse facility is located at 12917 Valley Branch Lane, Farmers Branch, Texas. The premises, which are leased from an unaffiliated party, consist of approximately 4,500 square feet. Monthly base rent is $2,625 through July 2001 and $2,812 through July 2002, the end of the lease term.

         We also lease space for sales offices in Frankfurt, Germany and Rio de Janeiro, Brazil, as well as warehouse space in Rio. Each of these leases is short-term in nature.

         All of our properties are covered by property and casualty insurance which we believe to be adequate.

ITEM 3.  LEGAL PROCEEDINGS

         On various dates between August 1, 2000 and September 14, 2000, the Company, and certain of its officers and directors, were named as defendants in the following lawsuits which were filed in the U. S. District Court for the Northern District of Texas, Dallas Division: Douglas Haack, et al. v. Max Internet Communications, Inc., Lawrence R. Biggs, Jr., Donald G. McLellan and Leslie D. Crone; CA# 3-00CV-1662; Leonard J. Bartello, et al. v. Max Internet Communications, Inc., Harold L. Clark, Lawrence R. Biggs, Jr. and Leslie D. Crone; CA# 3-00CV-1719-L; Gunter Huls, et al. v. Max Internet Communications, Inc., Lawrence R. Biggs, Jr., Donald G. McLellan and Leslie D. Crone; CA# 3-00CV-1724-R; Congregation Mitzva Meals, Inc., et al. v. Max Internet Communications, Inc., Lawrence R. Biggs, Jr., Donald G. McLellan and Leslie D. Crone; CA# 3-00CV-1741-L; Jay Patel, et al. v. Max Internet Communications, Inc., Lawrence R. Biggs, Jr., Donald G. McLellan and Leslie D. Crone; CA# 3-00CV1747-H; Carolyn Dennis, et al. v. Max Internet Communications, Inc., Harold L. Clark; Lawrence R. Biggs, Jr. and Leslie D. Crone; CA# 3-00CV1785-H; Robert Van Dyke, et al. v. Max Internet Communications, Inc., Harold L. Clark; Lawrence R. Biggs, Jr. and Leslie D. Crone; CA# 3-00CV1814-M; Glen Strathearn, et al. v. Max Internet Communications, Inc., Harold L. Clark; Lawrence R. Biggs, Jr. and Leslie D. Crone; CA# 3-00CV1853-R; and Marian Dunn, et al. V. Max Internet Communications, Inc., Harold L. Clark; Lawrence R. Biggs, Jr. and Leslie D. Crone; CA# 3-00CV2016-D.

         In these purported class action lawsuits, plaintiffs allege that they and other similarly situated investors purchased common stock of the Company at artificially inflated prices due to false and misleading disclosures by the Company concerning its sales revenue for the quarterly financial reporting periods ending September 30, 1999 and December 31, 1999. Plaintiffs allege that the Company's false and misleading disclosures violated Sections 10(b) of 20(a) of the Securities Exchange Act of 1934.

         The plaintiffs seek to represent persons or entities who purchased the Company's common stock between November 15, 1999 and May 12, 2000. On the latter date, the Company announced that it was restating earnings for the two prior quarters due principally to the booking of sales in reliance upon documentation that was later found to be falsified. Plaintiffs seek an unspecified amount of damages, together with prejudgment interest, attorneys fees and other costs of suit.

         These lawsuits are expected to be consolidated, and that after selection of plaintiff representatives and appointment of counsel to represent the purported class, a consolidated amended complaint will be filed. The Company intends to vigorously defend itself against these allegations.

         We have been notified by the staff of the Nasdaq Listing Qualifications Department that our securities have been subject to Nasdaq delisting procedures. Pursuant to Nasdaq procedure, we will appeal the staff's decision and have requested a hearing before the Nasdaq Listing Qualifications Panel. A hearing is scheduled for October 19, 2000 as to the company's appeal.

         We are engaged from time to time in routine legal proceedings, none of which was material to our operations on the date hereof.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


ITEM 5.  MARKET FOR EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     The company's common stock is traded on the Nasdaq Small Cap Market under the symbol MXIP. The following table shows the price range of the company's common stock from July 1, 1998 through September 30, 2000.

                                     BID                   ASK
     QUARTER ENDED            HIGH        LOW       HIGH        LOW
     -------------            ----        ---       ----        ---
     9-30-98                  2-13/16     7/8       3           1
     12-31-98                 1-3/4       9/16      1-7/8       19/32
     3-31-99                  5-19/32     5/8       5-3/4       25/32
     6-30-99                  6-9/16      2-7/16    6-1/2       2-5/8
     9-30-99                  5-1/4       3-3/8     5-5/16      3-9/16
     12-31-99                 8-1/2       3-5/16    9           3-1/2
     3-31-00                  28          6-9/16    28-1/8      6-11/16
     6-30-00                  10-5/8      1-7/8     12          2-5/8
     9-30-00                  5-5/32      5/8       8-1/8       7/8

     HOLDERS

              As of June 30, 2000, there were 197 record holders of the company's common stock and three (3) holders of the company's Series A Preferred Stock and four (4) holders of the company's Series C Preferred Stock.

     DIVIDENDS

              The company does not anticipate any stock or cash dividends on its common stock in the foreseeable future.


     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     GENERAL

              We assemble, through contractors, and market a PC Internet Media Processor Card, the MAX i.c. Live 3600, an information appliance, the MAX i.c. Live Video Communication Station and the related ChipKit. The core technology of both products, the MAX i.c. Live Internet Media Processor, delivers the power to conduct true-motion, synchronized video and audio communications and high-quality video and audio streaming and browsing over a broadband Internet connection. The MAX i.c. Live Internet Media Processor also integrates full DVD and Dolby AC-3 surround sound for a complete video communication and entertainment solution.

              The MAX i.c. Live card enhances the performance of personal computers, either as an add-in at time of manufacture or installed into existing units. The card, with its own inbuilt processor, has the ability to perform multi-media software functions, simultaneously if need be, without detracting from the central processor of the computer. Additional software can be added to the card as developed.

              We continue to look for additional software applications which may be integrated into the card, and believe some of these will give rise to the availability of patent protection. We will continue research and development in this regard.

              During the year ended June 30, 2000, we formed two new subsidiaries, both of which are 100% owned. MAX Internet Communications Deutschland GmbH was incorporated in Frankfurt, Germany on August 4, 1999, and MAX Internet Communications do Brasil Ltda was formed in Rio de Janeiro, Brazil on September 14, 1999. Both of these companies sell and service the MAX i.c. Live products in their respective regions, as well as other products we may develop.

              We previously operated businesses which sold and distributed merchant credit card authorization and payment systems; marketed home-based businesses through seminars; and produced customized printing for distribution by home-based businesses. Each of these businesses was sold in the year ended June 30, 1999, to allow us to concentrate our resources on selling and further developing the MAX i.c. Live line of products.

     SELECTED FINANCIAL INFORMATION

            YEAR ENDED JUNE 30,
            -------------------
                                                 2000            1999
                                                 ----            ----
     STATEMENT OF OPERATIONS DATA:

          Net Sales                         $    548,033    $   397,989

          Gross Profit (loss)               $ (5,731,400)   $   212,754

          Operating Loss                    $(18,450,546)   $(3,865,170)

          Loss from continuing operations   $(18,346,699)   $(3,865,677)

          Net loss                          $(18,346,699)   $(5,360,655)

          Loss per share from
               Continuing operations        $      (1.12)   $      (.44)

          Net loss per share                $      (1.12)   $      (.60)

                                            JUNE 30, 2000   JUNE 30, 1999
                                            -------------   -------------
          BALANCE SHEET DATA:

          Total assets                       $11,121,962     $10,665,647

          Working capital                    $ 5,156,785     $ 8,734,663

          Total liabilities                  $ 4,214,776     $   902,153

          Stockholders' equity               $ 4,470,090     $ 9,763,494

          RESULTS OF OPERATIONS

          YEAR ENDED JUNE 30, 2000 COMPARED TO YEAR ENDED JUNE 30, 1999

     Net Sales

          Net sales from continuing operations were $548,033 for the year ended June 30, 2000, an increase of $150,044 over the $397,989 for the year ended June 30, 1999. During most of the year ended June 30, 2000 our marketing focus was on selling through the distribution channels to value added resellers and original equipment manufacturers. It became apparent that the market for our products was not yet established enough to sell in this way, as the MAX i.c. Live 3600 and our information appliance, the MAX i.c. Live Video Communication Station (VCS) are both revolutionary new products. In addition, they require broadband internet access to achieve the highest quality video, which often means a third party broadband provider must be brought into the sale negotiations in order to be successful. Due to the relative lack of sales, we have adjusted our sales and marketing focus directly to internet appliance manufacturers, telephone companies, broadband providers, original equipment manufacturers and significant end users, and away from the distribution channels.

          We continue to be optimistic regarding the prospects of future sales. To date we have negotiated a development and sales contract with a customer under which they will provide development funds through the purchase of our common stock. At the end of the development period, they have irrevocably committed to purchase 100,000 units of the developed product during the first 12 months, and have agreed to purchase an additional 400,000 units in order to maintain exclusivity in a defined territory. Other sales negotiations are in process, and we are optimistic that some of these will come to fruition and generate net sales in the future.

     Cost of Sales

          Cost of sales were $438,253 for the year ended June 30, 2000, an increase of $253,018 over the $185,235 for the year ended June 30, 1999. Cost of sales consists primarily of the cost of the MAX i.c. Live cards and cameras, plus the cost of royalties relating to third party software included in our products, media, manuals, and shipping. Cost of sales as a percentage of sales increased to 80% for the year ended June 30, 2000 from 47% for the year ended June 30, 1999. This was primarily due to promotional pricing given to certain customers during the year ended June 30, 2000 in an effort to increase sales.

     Write-Off of Inventory

          We have written our inventory down. See "-- Liquidity."

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased 176% to $10,798,896 for the year ended June 30, 2000 from $3,909,174 for the year ended June 30, 1999. This increase in costs is a result of a number of factors, including:

       - The hiring of a significant number of sales and development personnel during the year ended June 30, 2000;

       - The opening and maintaining of subsidiary offices in Germany and Brazil during the current year;

       - Research and development spending which amounted to approximately $666,000 in the year ended June 30, 2000, an increase of $662,000 as compared to the approximately $4,000 incurred in the year ended June 30, 1999.

       - Advertising and marketing expenses in the approximate amount of $2,206,000 in the year ended June 30, 2000, an increase of $1,451,000 as compared to the approximately $755,000 in the year ended June 30, 1999. The increases in these expenses were in the areas of public relations and advertising company fees, print ads, brochures and trade shows.

     Interest Income and Expense

          The interest income of $117,574 and $76,464 for the years ended June 30, 2000 and 1999, respectively, was earned on the available cash balances we have invested in money market funds.

          The interest expense of $76,971 for the year ended June 30, 1999 was incurred primarily on convertible debentures. This debt has been fully converted to common stock as of November 1998, and no further interest is payable. The interest expense for the year ended June 30, 2000 was not significant.

     Income Taxes

          No income taxes have been accrued due to operating losses of the company.

     Discontinued Operations

          On September 30, 1998, we sold the stock of Home Business Group Inc.
     (HBG) to it's management in exchange for the redemption of 200,000 shares of the company's common stock previously owned by such management.

         Effective January 15, 1999, we closed AmeraPress, Inc., as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG described above. AmeraPress was sold on June 30, 1999.

          Effective February 19, 1999, we closed Voxcom Systems, Inc., as it had been unable to generate sufficient business activity to justify its ongoing overhead following the sale of HBG and the closure of AmeraPress described above. Voxcom Systems, Inc. was sold on June 30, 1999.

          The accompanying financial statements reflect the results of operations and net liabilities of Systems, AmeraPress and HBG as discontinued operations.

     YEAR ENDED JUNE 30, 1999 COMPARED TO YEAR ENDED JUNE 30, 1998

     Net Sales

          Net sales increased to $397,989 for the year ended June 30, 1999 from $7,736 for the year ended June 30, 1998. MAXpc was acquired in April 1998, and for the period from the date of acquisition to June 30, 1998, MAXpc had no significant sales as it was in the early stages of designing its sales and marketing plan. During the year ended June 30, 1999, the company was still in the early stages of marketing its new product, which included sending the MAX i.c. Live card to potential customers on an evaluation basis.

     Selling, General and Administrative Expenses

          Selling, general and administrative expenses increased 190% to $4,077,924 for the year ended June 30, 1999 from $1,407,654 for the year ended June 30, 1998. This increase was due to advertising, marketing and selling expenses related to the MAXpc product, amortization of payments made for noncompetition agreements, purchased technology and consulting agreements, and increased overhead expenses which have been incurred.

     Interest Expense

          Interest expense of $76,971 for the year ended June 30, 1999 was incurred primarily on the convertible debentures. This debt has been converted to common stock, and no further interest is payable. The interest expense of $139,702 for the year ended June 30, 1998 was incurred on debt to the company's shareholders that sold AmeraPress to the company. This debt was converted to Series A Preferred Stock, and no further interest is payable.

     Income Taxes

          No income taxes have been accrued due to operating losses of the company.

     LIQUIDITY

               At June 30, 2000, we had approximately $12,000,000 in inventory, at cost, consisting primarily of finished goods.

               The majority of this inventory was purchased in response to expected sales in South America in the second and third quarters of the year. These sales have not been consummated. As a result, we have a large proportion of our working capital resources invested in inventories, especially when viewed in relation to the level of sales which have been realized to date.

         We have closely reviewed the valuation of the inventories at June 30, 2000 and have determined that a writedown of the inventory should be taken at this date. Substantive discussions are currently underway with a variety of customers, and we are confident that sales will be consummated with one or more of these customers for cards at sales prices which will be in excess of our cost. However, while we are confident sales will occur, there can be no assurance that this will be the case.

         Therefore, we have written the inventory down to $6,481,555, which is an amount we determined based on our current assessment of market conditions, current sales prospects in negotiation, and contracts we have in place.

              Cash and cash equivalents decreased $6,020,553 in the year ended June 30, 2000. Net cash used in operating activities for the period was $18,597,822. This cash used in operating activities primarily consisted of increases in inventories of $11,003,168 and prepaid expenses of $690,840; offset by an increase in accounts payable and accrued expenses of $3,162,618. We have increased inventories in part because of the need to purchase certain components well in advance of the scheduled production date, due to competition for these parts. In addition, we purchase a portion of our inventory based on a production schedule in order to maintain our production capacity with the manufacturer. Most of this purchasing is done in response to expected sales in South America as detailed above. Because of these purchases of inventories, without corresponding increases in sales, we have raised additional equity financing in the form of sales of common and preferred stock. Cash used in investing activities consisted of $412,975 in purchases of property and equipment, $500,000 in purchases of technology and $198,865 in software development costs incurred. Financing activities generated $13,689,534, consisting primarily of sales of common and preferred stock.

               Working capital at June 30, 2000 decreased by 41% to $5,156,785 from $8,734,663 at June 30, 1999. This was due primarily to the cash received from the sales of common and preferred stock, offset by the losses of the company during that period.

               Due to net operating losses, the purchase of inventories, the selling of product on terms to customers, and the lack of significant sales to date, we may need additional financing in the future. There is no assurance we will be successful in future fundraising efforts.

               Delisting of the Company's common stock could result in the Series C preferred stock and an adjustable stock warrant becoming due and payable pursuant to redemption rights and put rights. If the rights were exercised by the holders, the Company would be required to pay approximately $6,000,000 for the Series C preferred stock and approximately $3,400,000 for the adjustable stock warrant.

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

ITEM 7.  FINANCIAL STATEMENTS

     INDEX TO FINANCIAL STATEMENTS

     Report of Independent Certified Public Accountants                                   F-1

     Consolidated Balance Sheets as of June 30, 1999 and 2000                             F-2

     Consolidated Statements of Operations for the years ended June 30, 1999 and 2000     F-3

     Consolidated Statement of Stockholders' Equity (Deficit) for the years ended
     June 30, 1999 and 2000                                                               F-4

     Consolidated Statements of Cash Flows for the years ended June 30, 1999 and 2000     F-6

     Notes to Consolidated Financial Statements                                           F-8

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Max Internet Communications, Inc.


We have audited the accompanying consolidated balance sheets of Max Internet Communications, Inc. as of June 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the consolidated financial position of Max Internet Communications, Inc. as of June 30, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note C to the financial statements, the Company has experienced continuing operating losses and negative cash flows. Its continued existence is dependent upon the successful acceptance and sale of its products or obtaining additional capital, neither of which is assured. These matters raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


GRANT THORNTON LLP

Dallas, Texas
August 18, 2000 (except for the first
                paragraph of Note L,
                as to which the date is
                September 25, 2000)

                        MAX INTERNET COMMUNICATIONS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                    June 30,


                               ASSETS                                        2000              1999
                                                                         ------------      ------------
CURRENT ASSETS
    Cash and cash equivalents                                            $  2,116,032      $  8,136,585
    Accounts receivable - trade, net of allowance for doubtful accounts of $136,123 and $30,000 at June 30, 2000
       and 1999, respectively                                                  48,820           169,217
    Inventories                                                             6,481,555         1,286,539
    Prepaid expenses                                                          725,154            44,475
                                                                         ------------      ------------

                  TOTAL CURRENT ASSETS                                      9,371,561         9,636,816

PROPERTY AND EQUIPMENT, AT COST
    Machinery and equipment                                                   489,808            87,830
    Furnishings                                                                76,631            67,634
                                                                         ------------      ------------
                                                                              566,439           155,464
    Less accumulated depreciation                                            (135,960)          (27,969)
                                                                         ------------      ------------
                                                                              430,479           127,495

OTHER ASSETS                                                                1,319,922           901,336
                                                                         ------------      ------------

                                                                         $ 11,121,962      $ 10,665,647
                                                                         ============      ============

      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
    Accounts payable - trade                                             $  3,506,544      $    113,356
    Accrued expenses                                                          558,232           788,797
    Advance from director                                                     150,000                --
                                                                         ------------      ------------

                  TOTAL CURRENT LIABILITIES                                 4,214,776           902,153

REDEEMABLE PREFERRED STOCK, NET OF UNAMORTIZED
    DISCOUNT OF $2,062,904                                                  2,437,096                --

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                        8,000,000         8,000,000
    Common stock, $.0001 par value; authorized, 50,000,000 shares;
       issued, 17,734,242 and 15,772,823 at June 30, 2000 and 1999,
       respectively                                                             1,773             1,577
    Additional paid-in capital                                             30,912,603        17,693,743
    Accumulated deficit                                                   (34,262,393)      (15,719,326)
    Accumulated other comprehensive income                                     30,607                --
                                                                         ------------      ------------
                                                                            4,682,590         9,975,994
    Less 200,000 shares of common stock in treasury - at cost                (212,500)         (212,500)
                                                                         ------------      ------------
                                                                            4,470,090         9,763,494
                                                                         ------------      ------------

                                                                         $ 11,121,962      $ 10,665,647
                                                                         ============      ============

        The accompanying notes are an integral part of these statements.

                        MAX INTERNET COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                              Years ended June 30,



                                                                    2000              1999
                                                                ------------      ------------
Net sales                                                       $    548,033      $    397,989
Cost of sales                                                       (438,253)         (185,235)
Write-off of inventory                                            (5,841,180)               --
                                                                ------------      ------------

                  Gross profit (loss)                             (5,731,400)          212,754

Selling, general and administrative expenses                      10,798,896         3,909,174
Stock-based compensation and other stock-based expenses            1,920,250           168,750
                                                                ------------      ------------
                                                                  12,719,146         4,077,924
                                                                ------------      ------------
                  Operating loss                                 (18,450,546)       (3,865,170)

Interest income                                                     (117,574)          (76,464)
Interest expense                                                      13,727            76,971
                                                                ------------      ------------

                  Loss from continuing operations                (18,346,699)       (3,865,677)

Discontinued operations
    Loss from operations                                                  --        (2,475,217)
    Gain on disposal                                                      --           980,239
                                                                ------------      ------------
                                                                          --        (1,494,978)
                                                                ------------      ------------

                  Net loss                                       (18,346,699)       (5,360,655)

Dividends on preferred stock                                        (196,368)         (133,660)
                                                                ------------      ------------

                  Net loss allocable to common stockholders     $(18,543,067)     $ (5,494,315)
                                                                ============      ============

Loss per share - basic and diluted
    Continuing operations                                       $      (1.12)     $       (.44)
    Discontinued operations                                               --              (.16)
                                                                ------------      ------------

                  Net loss                                      $      (1.12)     $       (.60)
                                                                ============      ============

Weighted average shares outstanding                               16,608,496         9,099,295
                                                                ============      ============


        The accompanying notes are an integral part of these statements.

                        MAX INTERNET COMMUNICATIONS, INC.

            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                       Years ended June 30, 2000 and 1999


                                                                    Series A                    Series B
                                        Common stock             Preferred stock             Preferred stock            Additional
                                    ---------------------     ---------------------     ------------------------         paid-in
                                      Shares       Amount     Shares       Amount        Shares         Amount           capital
                                    --------       ------     ------     ----------     --------      ----------       -----------
Balances at July 1, 1998             6,085,772     $  609     80,000     $8,000,000      350,000      $ 3,500,000      $  1,479,691

Net loss for the year                       --         --         --             --           --               --                --

Sales of common stock                7,644,000        764         --             --           --               --        12,800,936

Conversion of debentures,
    including interest                 364,427         37         --             --           --               --           403,095

Dividends on Series B preferred
    stock
       Paid in common stock            113,697         11         --             --           --               --            91,695
       Paid in cash                         --         --         --             --           --               --                --

Conversion of preferred stock          547,201         55         --             --      (34,000)        (340,000)          339,945

Redemption of preferred stock               --         --         --             --     (316,000)      (3,160,000)         (632,000)

Acquisition of 200,000 shares
    of common stock for the
    treasury                                --         --         --             --           --               --                --

Exercise of Class A Warrants           412,226         41         --             --           --               --         1,648,863

Redemption of Class B Warrants              --         --         --             --           --               --            (1,608)

Exercise of stock options              455,500         45         --             --           --               --         1,154,391

Shares and stock options issued
    in exchange for services           150,000         15         --             --           --               --           168,735

Stock options issued in
    connection with sale
    of subsidiary                           --         --         --             --           --               --           240,000
                                    ----------      -----     ------      ---------    ---------     ------------        ----------
Balances at June 30, 1999           15,772,823      1,577     80,000      8,000,000           --               --        17,693,743

                                                      Accumulated
                                                         other
                                     Accumulated     comprehensive      Treasury
                                       deficit           income           stock           Total
                                     ------------    --------------     ---------      -----------
Balances at July 1, 1998             $(10,225,011)     $      --        $      --      $  2,755,289

Net loss for the year                  (5,360,655)            --               --        (5,360,655)

Sales of common stock                          --             --               --        12,801,700

Conversion of debentures,
    including interest                         --             --               --           403,132

Dividends on Series B preferred
    stock
       Paid in common stock               (91,706)            --               --                --
       Paid in cash                       (41,954)            --               --           (41,954)

Conversion of preferred stock                  --             --               --                --

Redemption of preferred stock                  --             --               --        (3,792,000)

Acquisition of 200,000 shares
    of common stock for the
    treasury                                   --             --         (212,500)         (212,500)

Exercise of Class A Warrants                   --             --               --         1,648,904

Redemption of Class B Warrants                 --             --               --            (1,608)

Exercise of stock options                      --             --               --         1,154,436

Shares and stock options issued
    in exchange for services                   --             --               --           168,750

Stock options issued in
    connection with sale
    of subsidiary                              --             --               --           240,000
                                     ------------     ----------        ---------        ----------
Balances at June 30, 1999             (15,719,326)            --         (212,500)        9,763,494

                        MAX INTERNET COMMUNICATIONS, INC.

                       Years ended June 30, 2000 and 1999


                                                                      Series A                Series B
                                            Common stock            Preferred stock        Preferred stock       Additional
                                       ---------------------     ---------------------     ----------------         paid-in
                                        Shares        Amount     Shares       Amount       Shares     Amount        capital
                                       ----------     ------     ------     ----------     ------     ------     -----------
Comprehensive loss
    Net loss for the year                      --     $   --         --     $       --         --     $   --     $        --
    Other comprehensive income
        Foreign currency
            translation adjustment             --         --         --             --         --         --              --
                Total

Discount on sale of redeemable
    preferred stock                                       --         --             --         --         --       1,792,410

Beneficial conversion feature on
    Series C preferred stock                   --         --         --             --         --         --         171,862

Amortization of discount on Series
    C Preferred Stock                          --         --         --             --         --         --              --

Exercise of Class A Warrants              729,146         73         --             --         --         --       2,916,511

Sales of common stock                   1,112,273        111         --             --         --         --       6,376,589

Exercise of stock options                  55,000          5         --             --         --         --          41,245

Stock-based compensation
    and other stock-based
    expenses                               65,000          7         --             --         --         --       1,920,243
                                       ----------     ------     ------     ----------     ------     ------     -----------
Balances at June 30, 2000              17,734,242     $1,773     80,000     $8,000,000         --     $   --     $30,912,603
                                       ==========     ======     ======     ==========     ======     ======     ===========
                                                         Accumulated
                                                            other
                                        Accumulated     comprehensive      Treasury
                                          deficit           income           stock           Total
                                       -------------    -------------      ---------      -----------

Comprehensive loss
    Net loss for the year              $(18,346,699)       $    --         $      --      $(18,346,699)
    Other comprehensive income
        Foreign currency
            translation adjustment               --         30,607                --            30,607
                                                                                          ------------
                Total                                                                     (18,316,092)

Discount on sale of redeemable
    preferred stock                              --             --                --         1,792,410

Beneficial conversion feature on
    Series C preferred stock               (171,862)            --                --                --

Amortization of discount on Series
    C Preferred Stock                       (24,506)            --                --           (24,506)

Exercise of Class A Warrants                     --             --                --         2,916,584

Sales of common stock                            --             --                --         6,376,700

Exercise of stock options                        --             --                --            41,250

Stock-based compensation
    and other stock-based
    expenses                                     --             --                --         1,920,250
                                       ------------        -------         ---------      ------------
Balances at June 30, 2000              $(34,262,393)       $30,607         $(212,500)     $  4,470,090
                                       ============        =======         =========      ============


         The accompanying notes are an integral part of this statement.

                        MAX INTERNET COMMUNICATIONS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                              Years ended June 30,



                                                                        2000            1999
                                                                    ------------    ------------
Cash flows from operating activities
    Net loss                                                        $(18,346,699)   $ (5,360,655)
    Loss from discontinued operations                                         --       1,494,978
    Adjustments to reconcile net loss to net cash
       used by continuing operations
          Depreciation and amortization                                  396,081         613,156
          Stock-based compensation and other stock-based expenses      1,920,250         168,750
          Write-off of inventory                                       5,841,180              --
          Change in operating assets and liabilities
                Prepaid expenses                                        (690,840)        (41,350)
                Accounts receivable                                      120,397        (166,151)
                Inventories                                          (11,003,168)       (863,289)
                Other assets                                               2,359        (126,000)
                Accounts payable and accrued expenses                  3,162,618         252,263
                                                                    ------------    ------------

                 Net cash used in continuing operations              (18,597,822)     (4,028,298)

    Net cash used by discontinued operations                                  --      (1,058,739)
                                                                    ------------    ------------

                 Net cash used in operating activities               (18,597,822)     (5,087,037)

Cash flows from investing activities
    Purchase of property and equipment                                  (412,975)       (119,947)
    Purchase of technology                                              (500,000)       (200,000)
    Software development costs                                          (198,865)             --
                                                                    ------------    ------------

                 Net cash used by investing activities                (1,111,840)       (319,947)

Cash flows from financing activities
    Advance from director                                                150,000              --
    Sales of common stock                                              9,334,534      15,605,040
    Redemption of preferred stock                                             --      (3,792,000)
    Sale of preferred stock                                            4,205,000              --
    Redemption of class B warrants                                            --          (1,608)
    Dividends paid - preferred stock                                          --         (41,954)
                                                                    ------------    ------------

                 Net cash provided by financing activities            13,689,534      11,769,478
                                                                    ------------    ------------

Net increase in cash and cash equivalents                             (6,020,128)      6,362,494

Effect of exchange rate changes on cash                                     (425)             --

Cash and cash equivalents at beginning of year                         8,136,585       1,774,091
                                                                    ------------    ------------

Cash and cash equivalents at end of year                            $  2,116,032    $  8,136,585
                                                                    ============    ============

\

                        MAX INTERNET COMMUNICATIONS, INC.

                CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                              Years ended June 30,



                                                                         2000           1999
                                                                    ------------    ------------
Noncash financing and investing activities:

    Issuance of common stock for dividends                          $         --    $    91,706

    Conversion of debentures and accrued interest
       into common stock                                                      --        403,132

    Conversion of Series B preferred stock into
       common stock                                                           --        340,000

Cash payments for:
    Interest                                                              13,727            506


        The accompanying notes are an integral part of these statements.

                        MAX INTERNET COMMUNICATIONS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                             June 30, 2000 and 1999



NOTE A - BASIS OF PRESENTATION

     The accompanying financial statements include the accounts of Max Internet Communications, Inc. and its subsidiaries, Max Internet Communications do Brasil Ltda. and Max Internet Communications Deutschland GMBH collectively, the "Company." Voxcom Systems, Inc., AmeraPress, Inc., and Home Business Group, Inc., former subsidiaries, were sold during fiscal 1999. See Note D.


NOTE B - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

     Business

     The Company assembles, through contractors, and markets a PC Internet Media Processor Card, the MAX i.c. Live 3600, an information appliance, the MAX i.c. Live Video Communication Station and the related Chip Kit.

     Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Advertising Costs

     The Company charges advertising costs to expense when incurred. Advertising costs for the years ended June 30, 2000 and 1999 were approximately $2,206,000 and $365,000, respectively.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in banks and all highly liquid investments with maturities of three months or less when purchased.

     Inventories

     Inventories consist principally of finished goods and are stated at the lower of cost or market; cost is determined using the first-in, first-out method. During the year ended June 30, 2000, the Company wrote inventories down by approximately $5,800,000 due to quantities in excess of current anticipated demand.

     Property and Equipment

     Property and equipment are stated at cost. Depreciation is computed on a straight-line basis over the estimated lives of the individual assets, ranging from three to five years.

     Intangible Assets

     Purchased technology and licenses are being amortized over five to seven years.

                        MAX INTERNET COMMUNICATIONS, INC.

                             June 30, 2000 and 1999




NOTE B - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Revenue Recognition

     Sales are recorded when products are shipped.

     Loss Per Share

     The Company computes basic earnings or loss per share based on net earnings or loss, adjusted for preferred stock dividends, divided by the weighted average number of common shares outstanding. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the number of additional common shares that would have been outstanding if dilutive potential common shares, consisting of stock options, stock purchase warrants, and preferred stock, had been issued or converted. For all periods presented, there was no dilutive effect from these securities.

     Fair Value of Financial Instruments

     The Company's financial instruments consist of cash and cash equivalents for which the fair value approximates the carrying value.

     Stock-Based Compensation

     The Company accounts for stock-based compensation to employees using the intrinsic value method. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

     Software Development Costs

     The Company capitalizes software development costs incurred from the time technological feasibility of the software is established until the software is ready for use in its products. Research and development costs related to software development are expensed as incurred. The capitalized costs relate to software which will become an integral part of the Company's revenue producing products and are amortized in relation to expected revenues from the product or a maximum of five years, whichever is greater. The carrying value of software development costs is regularly reviewed by the Company, and a loss is recognized when the net realizable value by product falls below the unamortized cost.

     Currency Translation

     Translation adjustments to the financial statements of foreign subsidiaries are reflected in the consolidated financial statements as a component of other comprehensive loss.

                        MAX INTERNET COMMUNICATIONS, INC.

                             June 30, 2000 and 1999


NOTE B - BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

     Use of Estimates

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

     Reclassifications

     Certain reclassifications have been made to prior years financial statements to conform with the 2000 presentation.

NOTE C - GOING CONCERN MATTERS

     The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained significant operating losses and negative cash flows from operations in 2000 and 1999. Achievement of operating income or positive cash flow from operations is uncertain. Additionally, the Company has been notified that NASDAQ has begun delisting procedures of the Company's common stock. Although the Company is appealing the decision, delisting of the Company's common stock could result in the Series C preferred stock and an adjustable stock warrant becoming due and payable pursuant to redemption rights and put rights (see Notes H and M). If the rights were exercised by the holders, the Company would be required to pay approximately $6,000,000 for the Series C preferred stock and approximately $3,400,000 for the adjustable stock warrant.

     Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent on continued operations. The Company believes that it has or can obtain the financial resources sufficient to meet its needs for working capital through at least fiscal 2001 based upon (1) current business prospects, (2) actions to control spending, (3) the ability to establish license and development agreements, and (4) raising additional funds through public or private equity financings.

     There can be no assurance, however, that the underlying assumptions and projections will be realized and that the Company will be successful in its operations. The financial statements do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

NOTE D - ACQUISITION, DISPOSITION AND DISCONTINUANCE OF BUSINESSES

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

     Summary operating data of discontinued operations for the year ended June 30, 1999 is presented below.

    Revenues                     $ 4,456,000
    Cost and expenses             (6,931,217)
                                 -----------
    Net loss                     $(2,475,217)
                                 ===========

                        MAX INTERNET COMMUNICATIONS, INC.

                             June 30, 2000 and 1999


NOTE E - OTHER ASSETS

     Other assets consist of the following:

                                                                        June 30,
                                                                 -----------------------
                                                                    2000         1999
                                                                 ----------   ----------
         Deposits                                                $   25,494   $   37,341
         Purchased technology, net of accumulated amortization
            of $249,260 and $95,759 at June 30, 2000 and 1999,
            respectively                                          1,059,313      695,241
         Software development costs                                 198,865           --
         Consulting agreement                                            --      114,587
         Licenses, net of accumulated amortization
            of $8,750 and $1,250 at June 30, 2000 and 1999,
            respectively                                             36,250       43,750
         Other                                                           --       10,417
                                                                 ----------   ----------
                                                                 $1,319,922   $  901,336
                                                                 ==========   ==========


NOTE F - LEASE COMMITMENTS

     The Company leases office and warehouse space and equipment under various noncancellable lease agreements. Total rent expense was approximately $352,000 and $304,000 for the years ended June 30, 2000 and 1999, respectively. As of June 30, 2000, the future minimum rental payments are as follows:

    Year ending
     June 30,
    -----------
       2001                        $  367,285
       2002                           333,134
       2003                           272,521
       2004                            28,845
                                   ----------
                                   $1,001,785
                                   ==========

                        MAX INTERNET COMMUNICATIONS, INC.

                             June 30, 2000 and 1999


NOTE G - INCOME TAXES

     Deferred tax assets and liabilities consist of the following:

                                                                  June 30,
                                                        ----------------------------
                                                            2000            1999
                                                        ------------    ------------
         Deferred tax assets (liabilities)
            Inventories                                 $  2,096,856    $         --
            Accounts receivable                               54,980              --
            Accrued expenses                                  82,861         244,614
            Property and equipment                           (16,845)        (17,760)
            Net operating loss carryforward               10,447,320       5,613,821
                                                        ------------    ------------
                                                          12,665,172       5,840,675
         Valuation allowance                             (12,665,172)     (5,840,675)
                                                        ------------    ------------
         Net deferred tax assets                        $         --    $         --
                                                        ============    ============

     The Company has provided a valuation allowance against deferred tax assets because their recovery is uncertain. The net operating loss carryforward and valuation allowance as of June 30, 1999 have been increased by approximately $3,260,000 from that previously reported, based on a re-determination of amounts deductible for tax purposes. Following is a reconciliation of income taxes at the federal statutory rate to income tax expense:


                                                                          June 30,
                                                                 --------------------------
                                                                    2000           1999
                                                                 -----------    -----------
         Tax benefit at statutory rate - continuing operations   $ 6,237,878    $ 1,314,330
         Losses for which a benefit was not recorded              (6,237,878)    (1,314,330)
                                                                 -----------    -----------
         Income tax benefit - continuing operations              $        --    $        --
                                                                 ===========    ===========

     At June 30, 2000, the Company had Federal and foreign net operating loss carryforwards of approximately $25,900,000 and $1,600,000, respectively. The Federal net operating loss carryforwards expire from 2013 through 2020. The foreign net operating loss carryforwards do not expire.

                        MAX INTERNET COMMUNICATIONS, INC.

                             June 30, 2000 and 1999



NOTE H - REDEEMABLE PREFERRED STOCK

     In June 2000, the Company issued 45,000 shares of Series C preferred stock (Series C) and stock purchase warrants for $4.5 million. An additional 15,000 shares of Series C and stock purchase warrants were issued for $1.5 million in July 2000. The Series C has a par value of $.0001 per share, no voting rights, and a liquidation value of $100 per share. The Series C is convertible into common stock at the lesser of $3.3171875 per share or 85% of the ten lowest closing bid prices during the twenty-two trading days preceding conversion. If certain conditions are met, the Company may redeem the Series C for 120% of the stated value of $100 per share plus any amounts of dividends accrued or in arrears. Dividends are 6% cumulative and are payable quarterly in cash or stock purchase warrants at the option of the Company. All shares of Series C not previously converted or redeemed will automatically be converted into common stock, at the fifth anniversary from date of issue.

     The Series C is subject to mandatory redemption based on the occurrence of certain triggering events, which include, among others, delisting of the Company's common stock from a national stock market.

     In connection with the issuance of the aforementioned Series C, the Company issued stock purchase warrants, exercisable at date of issue, as follows:

     (1) Warrants covering 441,326 shares of common stock, at exercise prices ranging from $3.68 to $4.29 per share and expiring May 31, 2005 and June 15, 2005.

     (2) An adjustable warrant as to which the number of shares of common stock obtainable varies with fluctuations in the market price of the Company's common stock at an exercise price of $.001 per share and expiring May 31, 2002. This warrant contains a mandatory redemption feature based on the occurrence of certain triggering events, which include, among others, delisting of the Company's common stock from a national stock market. Upon the occurrence of a triggering event, the Company is required to repurchase the warrant for an amount equal to the market value of the shares obtainable. At June 30, 2000, approximately 858,000 shares were obtainable. As of September 25, 2000, approximately 3,800,000 shares were obtainable and their market value approximated $3,400,000. See Note M.

     (3) Warrants issued to the placement agent covering 115,438 shares of common stock, at an exercise price of $3.77 per share and expiring June 15, 2005.

     The aforementioned stock purchase warrants have been valued at $1,792,000 using the Black-Scholes option pricing model, and reflected as a discount on the Series C. Additionally, $295,000 of cash financing costs have been reflected as a discount on the Series C. The discount is being amortized over five years by the straight-line method and the amortization is treated as a dividend on preferred stock in the financial statements.

     One of the sales of the Series C had an imbedded beneficial conversion feature valued at approximately $172,000 which has been reflected as a preferred stock dividend in the financial statements.

                        MAX INTERNET COMMUNICATIONS, INC.

                             June 30, 2000 and 1999


NOTE H - REDEEMABLE PREFERRED STOCK - CONTINUED

     Also in connection with the sale of the Series C, the Company entered into an agreement with certain Series C stockholders. The agreement contains an option for the Company to require these certain Series C stockholders to purchase up to $4 million of a Series D preferred stock and stock purchase warrants. The agreement is subject to being voided upon the occurrence of certain events, which include, among others, actual or threatened delisting from NASDAQ.

     See Note M regarding potential NASDAQ delisting.

NOTE I - OTHER PREFERRED STOCK

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


NOTE J - STOCK PURCHASE WARRANTS

     Upon formation of the Company in June 1997, all stockholders were given one Class A warrant for each common share acquired by them. Each warrant entitles the holder to purchase one share of common stock for $4.00. If not exercised, warrants expire in June 2001. If exercised, the holder will receive one Class B warrant for each Class A warrant. Each Class B warrant entitles the holder to purchase one share of common stock for $20.00.

     The class B warrants were redeemed in May 1999 for $1,608. At June 30, 2000, 3,697,441 Class A warrants remained outstanding.

     In connection with the sale of common stock in January 2000, the Company issued 812,728 stock purchase warrants to the investors and the placement agent at exercise prices ranging from $3.75 to $10.00, which expire five years from date of issuance.

     See Note H regarding stock purchase warrants issued in connection with the sale of Series C preferred stock.

                        MAX INTERNET COMMUNICATIONS, INC.

                             June 30, 2000 and 1999


NOTE K - STOCK OPTIONS

    The Company's 1999 Stock Option Plan provides for the granting of options to purchase shares of the Company's common stock to employees, consultants and directors. The plan includes non-qualified and incentive stock options. The plan authorizes grants of options for up to 2,600,000 shares. Options that terminate or expire prior to exercise are available for future rewards under the Plan.

    The Company has issued 2,558,500 stock options to employees and directors, pursuant to the 1999 Stock Option Plan. At June 30, 2000, 292,500 shares were available for grant under the plan. Prior to adoption of the Plan, 1,050,000 stock options were issued to employees. Options are granted at no less than fair value at date of grant. Of the options granted, approximately 1,872,000 vested immediately and approximately 668,000 vest over one to four years. The options expire from three to ten years. Following is a summary of employee option transactions for fiscal 1999 and 2000:

                                                        Weighted
                                                         average
                                          Shares      exercise price
                                        ----------    --------------
         Outstanding at July 1, 1998            --         $  --
         Granted                         2,557,500           4.20
                                        ----------          -----

         Outstanding at June 30, 1999    2,557,500           4.20
         Granted                         1,351,000           4.41
         Exercised                         (55,000)          0.75
         Expired or cancelled             (196,000)          5.33
                                        ----------          -----

         Outstanding at June 30, 2000    3,657,500          $4.27
                                        ==========          =====

         Exercisable at June 30, 1999    2,557,500          $4.20
                                        ==========          =====

         Exercisable at June 30, 2000    2,967,500          $4.08
                                        ==========          =====

     Weighted-average fair value of options granted during the year ended June 30, 2000 and 1999 was $4.19 and $2.95 per share, respectively.

                        MAX INTERNET COMMUNICATIONS, INC.

                             June 30, 2000 and 1999


NOTE K - STOCK OPTIONS - CONTINUED

     The following table summarizes information about stock options at June 30, 2000:

                            Options Outstanding            Options Exercisable
                    -----------------------------------   ----------------------
                                 Weighted
                                 average
                                 remaining    Weighted                  Weighted
                                contractual   average                   average
    Range of                       life       exercise      Number      exercise
 exercise prices      Shares    (in years)     price      exercisable    price
----------------    ---------   -----------   --------    -----------   --------
$0.80 to $1.25        157,500       3.24        $0.94        157,500       $0.94
     $3.00            300,000       5.00         3.00        300,000        3.00
$4.00 to $4.44      1,650,000       4.47         4.01      1,510,000        4.00
$5.00 to $5.33      1,550,000       3.86         5.12      1,000,000        5.00
                    ---------                    ----      ---------        ----
                    3,657,500                   $4.27      2,967,500       $4.08
                    =========                    ====      =========        ====

     The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) and continues to apply the intrinsic value for stock options granted to employees. If the Company had recognized compensation expense based upon the fair value at the grant date for options granted to employees, pursuant to SFAS No. 123, the effect on net loss and loss per share would have been as follows:

                                    Years ended June 30,
                                 ----------------------------
                                     2000             1999
                                 -------------   ------------
         Net loss
            As reported          $(18,346,699)   $ (5,360,655)
            Pro forma             (20,312,000)    (12,907,000)
         Loss per common share
            As reported          $      (1.12)   $       (.60)
            Pro forma                   (1.22)          (1.43)

     The fair value of these options was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  2000     1999
                                                  ----     ----
       Weighted average expected life (years)      5.1      5.0
       Expected stock price volatility             150%     180%
       Risk-free interest rate (percent)          6.30%    6.21%

                    MAX INTERNET COMMUNICATIONS, INC.

                             June 30, 2000 and 1999


NOTE K - STOCK OPTIONS - CONTINUED

     During the years ended June 30, 1999 and 2000, the Company also granted stock options to nonemployees, principally for fees in connection with the sale of common and preferred stock. These grants totaled 1,088,461 shares at prices ranging from $0.10 to $7.50 per share. These options expire in three to five years and are generally exercisable at date of grant. During the year ended June 30, 2000, the Company granted options covering 188,461 shares at prices ranging from $4.00 to $5.00 per share as payment for services. These options vested immediately and expire five years from date of issue. These grants resulted in a charge to expense of approximately $1,250,000. At June 30, 2000, options covering 1,088,461 shares remained outstanding.


NOTE L - CONTINGENCIES

     On various dates between August 1, 2000 and September 14, 2000, the Company, and certain of its officers and directors, were named as defendants in a number of lawsuits which were filed in the U. S. District Court for the Northern District of Texas, Dallas Division.

     In these purported class action lawsuits, plaintiffs allege that they and other similarly situated investors purchased common stock of the Company at artificially inflated prices due to false and misleading disclosures by the Company concerning its sales revenue for the quarterly financial reporting periods ending September 30, 1999 and December 31, 1999. Plaintiffs allege that the Company's false and misleading disclosures violated Sections 10(b) of 20(a) of the Securities Exchange Act of 1934.

     The plaintiffs seek to represent persons or entities who purchased the Company's common stock between November 15, 1999 and May 12, 2000. On the latter date, the Company announced that it was restating earnings for the two prior quarters due principally to the booking of sales in reliance upon documentation that was later found to be falsified. Plaintiffs seek an unspecified amount of damages, together with prejudgment interest, attorneys fees and other costs of suit.

     These lawsuits are expected to be consolidated, and that after selection of plaintiff representatives and appointment of counsel to represent the purported class, a consolidated amended complaint will be filed. The Company intends to vigorously defend itself against these allegations.

     At June 30, 2000, the Company was involved in other litigation arising in the normal course of business. Management believes that the ultimate resolution will not have a material effect on financial position, results of operations or cash flows.


NOTE M - SUBSEQUENT EVENTS

     In September 2000, the Company was notified that the Company's common stock is subject to NASDAQ delisting procedures. The Company is appealing NASDAQ's decision.

     In August 2000, the Company granted a vendor a security interest in inventory with a carrying value of approximately $2 million.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


         Not applicable.


                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH 16(A) OF THE EXCHANGE ACT

         The sections entitled "Directors, Director Nominees and Executive Officers' appearing in the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 29, 2000, sets forth certain information with respect to the directors and executive officers of the company.

ITEM 10. EXECUTIVE COMPENSATION

         The section entitled "Executive Compensation" appearing in the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 29, 2000, sets forth certain information with respect to the compensation of management of the Registrant.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The sections entitled "Principal Shareholders and Security Ownership of Management" appearing in the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 29, 2000, sets forth certain information with respect to the ownership of the Registrant's Common Stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The section entitled "Certain Transactions" appearing in the Registrant's Definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about November 29, 2000, sets forth certain information with respect to these matters.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

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

*3.6         Certificate of Designation Regarding Series C Preferred Stock.

 4.3.3       Stock Purchase Agreement dated March 26, 1999 to purchase of
             4,000,000 shares of Common Stock (filed as Exhibit (3) to the company's Form 8-K dated March 31, 1999 and incorporated herein by reference).

 4.3.4       Distribution Agreement (filed as Exhibit (4) to the company's Form
             8-K dated March 31, 1999 and incorporated herein by reference).

 4.3.5 Voting Agreement (filed as Exhibit (5) to the company's Form 8-K dated March 31, 1999 and incorporated herein by reference).

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

*10.5        Development Agreement with NetForAll Inc. dated August 3, 2000.

*21.1        Subsidiaries.

*23.1        Consent of Grant Thornton.

*27.         Financial Data Schedule.

             (b)  Reports on Form 8-K - None.

-----------------------
* Filed herewith.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, the company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             MAX INTERNET COMMUNICATIONS, INC.



                                             By: /s/ Donald G. McLellan
                                                 ----------------------
                                                 Donald G. McLellan
                                                 President and Director

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the company and in the capacities and on the dates indicated.

          Name                         Office                       Date
          ----                         ------                       ----
/s/ Lawrence R. Biggs, Jr.     Chief Executive Officer        September 27, 2000
--------------------------     and Director (Principal
Lawrence R. Biggs, Jr.         Executive Officer)


/s/ Donald G. McLellan         President and Director         September 27, 2000
--------------------------
Donald G. McLellan


/s/ Lawrence A. Cahill         Director                       September 27, 2000
--------------------------
Lawrence A. Cahill


/s/ Brahill Santos             Director                       September 27, 2000
--------------------------
Brahill Santos


/s/ Harold L. Clark            Director                       September 27, 2000
--------------------------
Harold L. Clark

/s/ Brian K. Norman            Director                       September 27, 2000
--------------------------
Brian K. Norman


/s/ Leslie D. Crone            Principal Financial            September 27, 2000
--------------------------     Officer, Controller and
Leslie D. Crone                Principal Accounting
                               Officer

                                INDEX TO EXHIBITS

Exhibit
Number       Description of Exhibits
--------     -----------------------

  3.6        Certificate of Designation Regarding Series C Preferred Stock.

 10.5        Development Agreement with NetForAll Inc. dated August 3, 2000.

 21.1        Subsidiaries.

 23.1        Consent of Grant Thornton.

 27          Financial Data Schedule.