Form 10QSB
period 2000-09-30
MAX INTERNET COMMUNICATIONS INC
filed 2000-11-20
CIK 1061554

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Number of shares outstanding of the Registrant's common stock (par value $.0001 per share) as of September 30, 2000: 18,126,321.


Transitional Small Business Disclosure Format
(Check one)
Yes [ ] No [X]

MAX INTERNET COMMUNICATIONS, INC.
PART I. FINANCIAL INFORMATION
ITEM I. FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


                                                                               September 30,       June 30,
                               ASSETS                                              2000              2000
                                                                               ------------      ------------
                                                                               (Unaudited)
CURRENT ASSETS
    Cash and cash equivalents                                                  $    812,999      $  2,116,032
    Accounts receivable                                                              37,589            48,820
    Receivable from officer                                                         250,000                --
    Inventories                                                                   6,402,794         6,481,555
    Prepaid expenses                                                                527,250           725,154
                                                                               ------------      ------------

                   TOTAL CURRENT ASSETS                                           8,030,632         9,371,561

PROPERTY AND EQUIPMENT, AT COST
    Machinery and equipment                                                         433,670           489,808
    Furnishings                                                                     104,257            76,631
                                                                               ------------      ------------
                                                                                    537,927           566,439
       Less accumulated depreciation                                                169,636           135,960
                                                                               ------------      ------------
                                                                                    368,291           430,479

OTHER ASSETS                                                                      1,253,446         1,319,922
                                                                               ------------      ------------

                                                                               $  9,652,369      $ 11,121,962
                                                                               ============      ============
      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                           $  2,917,027      $  3,506,544
    Accrued expenses                                                                689,320           558,232
    Advance from director                                                                --           150,000
                                                                               ------------      ------------

                   TOTAL CURRENT LIABILITIES                                      3,606,347         4,214,776

REDEEMABLE PREFERRED STOCK, net of discount                                       3,257,324         2,437,096

STOCKHOLDERS' EQUITY
    Preferred stock, $.0001 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                              8,000,000         8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; none issued and outstanding                                       --                --
    Common stock, $.0001 par value; authorized, 25,000,000 shares;
       issued, 18,326,321 shares at September 30, 2000 and
       17,734,242 shares at June 30, 2000                                             1,833             1,773
    Additional paid-in capital                                                   32,393,039        30,912,603
    Receivable from stock sales                                                    (264,781)               --
    Accumulated other comprehensive income (loss)                                   (10,460)           30,607
    Accumulated deficit                                                         (37,118,433)      (34,262,393)
                                                                               ------------      ------------
                                                                                  3,001,198         4,682,590
    Less 200,000 shares of common stock in treasury - at cost                      (212,500)         (212,500)
                                                                               ------------      ------------
                                                                                  2,788,698         4,470,090
                                                                               ------------      ------------

                                                                               $  9,652,369      $ 11,121,962
                                                                               ============      ============


                       See notes to financial statements.

MAX INTERNET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                 Three Months      Three Months
                                                    Ended             Ended
                                                 September 30,     September 30,
                                                     2000              1999
                                                 ------------      ------------
Net sales                                        $     72,645      $    137,154
Cost of sales                                          70,210            98,365
                                                 ------------      ------------

       Gross profit                                     2,435            38,789

Selling, general and administrative expenses        2,651,597         1,640,100
                                                 ------------      ------------

       Operating loss                              (2,649,162)       (1,601,311)

Interest income                                        27,197            76,432
Interest expense                                           --               (23)
                                                 ------------      ------------

           Net loss                              $ (2,621,965)     $ (1,524,902)
                                                 ============      ============

Loss per share - basic and diluted               $       (.15)     $       (.10)
                                                 ============      ============

Weighted average shares outstanding                17,886,642        15,807,944
                                                 ============      ============



                        See notes to financial statements

MAX INTERNET COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                    Three months ended
                                                                       September 30,
                                                                   2000             1999
                                                               -----------      -----------
Cash flows from operating activities
    Net loss                                                   $(2,621,965)     $(1,524,902)
    Adjustments to reconcile net loss to net cash
       used by operating activities
          Depreciation and amortization                            187,673           86,008
          Stock or options issued for services                     243,750           73,688
          Change in operating assets and liabilities
              Prepaid expenses                                     155,653         (193,998)
              Accounts receivable                                   11,231          (40,733)
              Inventories                                           78,761       (2,247,461)
              Other assets                                         (45,270)         (21,149)
              Accounts payable and accrued expenses               (411,378)        (186,191)
                                                               -----------      -----------

                 Net cash used by operating activities          (2,401,545)      (4,054,738)

Cash flows from investing activities
    (Purchase) sales of property and equipment                      28,512          (82,307)

Cash flows from financing activities
    Loan to officer                                               (250,000)              --
    Repayment of advance from director                            (150,000)              --
    Sales of preferred stock                                     1,420,000               --
    Sales of common stock                                           50,000          128,152
                                                               -----------      -----------

                 Net cash provided by financing activities       1,070,000          128,152

                 Net decrease in cash                           (1,303,033)      (4,008,893)

Cash and cash equivalents at beginning of period                 2,116,032        8,136,585
                                                               -----------      -----------

Cash and cash equivalents at end of period                     $   812,999      $ 4,127,692
                                                               ===========      ===========

Noncash financing activities:

    Issuance of common stock in payment of liabilities         $    88,118      $   134,375
                                                               ===========      ===========

    Conversion of Series C Preferred Stock                     $   364,000      $        --
                                                               ===========      ===========

    Issuance of common stock for dividends                     $     5,894      $        --
                                                               ===========      ===========

    Issuance of common stock for services                      $   243,750      $        --
                                                               ===========      ===========



                        See note to financial statements

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS.

NOTE A - BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. These financial statements have not been audited by independent certified public accountants, but in the opinion of management, all adjustments (consisting of normal recurring accruals and adjustments) necessary for a fair presentation of consolidated results of operations, financial position and cash flows at the dates and for the periods indicated, have been included.

         These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the company's Form 10-KSB, as filed with the Securities and Exchange Commission on September 28, 2000.

         These financial statements include the accounts of MAX Internet Communications, Inc., (MAX) and its wholly-owned subsidiaries, MAX Internet Communications do Brasil LTDA (Brasil), and MAX Internet Communications Deutschland GmbH (GmbH), collectively, "the Company." MAX changed its name in November, 1999 from Voxcom Holdings, Inc. (Holdings).

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


 NOTE B - BUSINESS

         The company currently offers three basic products incorporating our proprietary i.c.Live technology, each intended for a specific target market segment.

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

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS.

         Internet video and web-sites, and even view DVD movies. It's on-screen menu and remote control make it easy to use. It's ability to display output to a television, video projector, or computer monitor makes it perfect for home or office use.

         The VCS is in production and available for sale.

         The MAX I.C.LIVE CHIPKIT is targeted to major OEMs. The ChipKit is a minimal set of proprietary components necessary to build an i.c.Live technology based product. It consists of an i.c.Live Internet Media Processor, proprietary support chips, and one software set license. These are available only to customers who license an i.c.Live product reference design and commit to a minimum purchase quantity.

         The company continues to look for additional software applications which may be integrated into the card, and believes some of these will give rise to the availability of patent protection. The company will continue research and development in this regard.


NOTE C - FORMATION OF BUSINESSES

         During the quarter ended September 30, 1999, MAX formed two new subsidiaries, both of which are 100% owned. MAX Internet Communications Deutschland GmbH was incorporated in Frankfurt, Germany on August 4, 1999, and MAX Internet Communications do Brasil Ltda was formed in Rio de Janeiro, Brazil on September 14, 1999. Both of these companies sell and service the MAX i.c.Live card in their respective regions, as well as other products the company may develop.


NOTE D - GOING CONCERN MATTERS

         The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, which contemplate continuation of the company as a going concern. However, the company has sustained significant operating losses and negative cash flows from operations. Achievement of operating income or positive cash flow from operations is uncertain. Based on the current level of operating expenses, and compared to the company's cash balances, it is uncertain whether the company will be able to continue in business after the current quarter.

         Additionally, the company has been notified that NASDAQ has delisted its common stock. Although the company is appealing the decision, delisting of the company's common stock could result in the Series C preferred stock and an adjustable stock warrant becoming due and payable pursuant to redemption rights and put rights. If these rights were exercised by the holders, the company would be required to pay to the holders amounts significantly in excess of our current cash resources.

         Recoverability of a major portion of the recorded asset amounts shown in the balance sheet is dependent upon continued operations. The company's continued existence is dependent upon the successful acceptance and sale of its products, including establishing license and development agreements, or obtaining additional funds through public or private equity financings, neither of which is assured. These matters raise substantial doubt about the company's ability to continue as a going concern.

         The financial statements do not include any adjustments that might result from the unfavorable outcome of this uncertainty.

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS.

NOTE E - RECEIVABLE FROM OFFICER

         In September 2000, the company loaned $250,000 to an officer. The note bears interest at 7% per annum, is due upon demand and is secured by 387,000 shares of common stock and 16,000 shares of Series A preferred stock.


NOTE F - STOCK OPTIONS

         An officer of the corporation executed a written document related to the issuance of options to purchase common stock, at a price equivalent to the average closing sales price of the stock over the 10 trading days prior to July 20, 2000, to a nonemployee as consideration for purported services in obtaining a commitment for the purchase of $2,000,000 of the company's common stock by a customer pursuant to a development and sales agreement.


 NOTE G - COMPREHENSIVE INCOME

         Net loss for the quarter ended September 30, 2000     $(2,621,965)
         Other comprehensive loss, foreign currency
            translation adjustment                                 (41,067)
                                                               -----------

            Total                                              $(2,663,032)
                                                               ===========

MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 compared to three months ended September 30, 1999.

Net Sales

Net sales from continuing operations were $72,645 for the three months ended September 30, 2000, and consisted of sales of cards and VCS units. This was a decrease of $64,509 from the $137,154 in net sales for the three months ended September 30, 1999, which consisted solely of cards.

During the quarter ended September 30, 1999 our marketing focus was on selling through distributors to value added resellers and original equipment manufacturers. It became apparent that the market for our products was not yet established enough to sell in this way, as the MAX i.c. Live 3600 and our information appliance, the MAX i.c. Live Video Communication Station (VCS) are both revolutionary new products. In addition, they require broadband internet access to achieve the highest quality video, which often means a third party broadband provider must be brought into the sale negotiations in order to be successful. Due to the lack of sales, the company has changed its sales and marketing focus, now marketing directly to internet appliance manufacturers, telephone companies, broadband providers, original equipment manufacturers and significant end users, and away from third party distributors.

We continue to be optimistic regarding the prospects of future sales. To date we have negotiated a development and sales contract with a customer under which they will provide development funds through the purchase of our common stock. At the end of the development period, they have irrevocably committed to purchase 100,000 units of the developed product during the first 12 months, and have agreed to purchase additional 400,000 units in order to maintain exclusivity in a defined territory. We are in negotiations with this customer for a new, more expansive contract.

Other sales negotiations are in process, and we are optimistic that some of these will come to fruition and generate net sales in the future.

Cost of Sales

Cost of sales were $70,210 for the three months ended September 30, 2000, as compared to $98,365 for the three months ended September 30, 1999. Cost of sales consists primarily of the cost of the MAX i.c. Live cards, cameras and VCS units, plus the cost of royalties relating to third party software included in our products, media, manuals and shipping. Cost of sales as a percentage of sales increased to 97% for the three months ended September 30, 2000 from 72% for the three months ended September 30, 1999. This was primarily due to discounted pricing given to customers during the three months ended September 30, 2000 in an effort to increase sales. Market competition has also caused the company to somewhat modify its pricing structure.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 62% to $2,651,597 for the three months ended September 30, 2000 from $1,640,100 for the three months ended September 30, 1999. This increase is primarily a result of increased spending on research and development, which amounted to approximately $228,000 in the three months ended September 30, 2000 as compared to approximately $13,000 incurred in the three months ended September 30, 1999; stock issued to a director for consulting services in the amount of

MAX INTERNET COMMUNICATIONS, INC.

$243,750; increased depreciation and amortization expenses; and the overhead expenses of maintaining subsidiary offices in Germany and Brazil for the full quarter during the three months ended September 30, 2000. These offices were only opened for a portion of the quarter in the three months ended September 30, 1999.

Interest Income

The interest income of $27,197 and $76,432 for the three months ended September 30, 2000 and 1999, respectively, was earned on the available cash balances we have invested in money market funds.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, we owned approximately $12,000,000 of inventory, at laid-in cost, consisting primarily of finished goods. This amount of inventory is a significant proportion of our working capital resources, especially when viewed in relation to the level of sales which have been realized to date. These inventories were previously written down to reflect quantities on hand in excess of anticipated current demand, and are valued at $6,402,794 at September 30, 2000. We believe that sales will be consummated with one or more customers for cards at sales prices which will be in excess of cost. However, there can be no assurance that this will be the case.

Cash and cash equivalents decreased $1,303,033 in the three months ended September 30, 2000. Net cash used in operating activities for the period was $2,401,545. This cash used in operating activities was primarily for payment of ongoing operating expenses.

Cash provided by investing activities consisted of $28,512 in sales of property and equipment.

Financing activities provided $1,070,000. Sales of preferred and common stock provided $1,470,000, while a loan to an officer used $250,000 and repayment of an advance to a director used $150,000.

Working capital at September 30, 2000 decreased by 14% to $4,424,285 from $5,156,785 at June 30, 2000. This was due primarily to the net losses of the company during that period, offset by the financing activities described above.

 Due to net operating losses, the lack of significant sales to date and the current level of operating expenses as compared to the company's cash balances, it is uncertain whether the company will be able to continue in business after the current quarter.

The delisting of our common stock could result in the Series C preferred stock and an adjustable stock warrant becoming due and payable pursuant to redemption rights and put rights. If the rights were exercised by the holders, we would be required to pay to the holders amounts significantly in excess of our current cash resources.

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

MAX INTERNET COMMUNICATIONS, INC.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The company has filed a lawsuit alleging breach of contract against Heartland Payment Systems, LLC (Heartland), a credit card processing company which has performed this function for the company. Heartland then filed suit against the company alleging breach of contract, and asking for an unspecified amount. This case is now in the early stages of discovery. Management believes that the ultimate resolution of this case will not have a material effect on financial position, results of operations or cash flows.

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

These lawsuits were consolidated by court order on October 25, 2000. Upon selection of lead plaintiffs and appointment of counsel to represent the purported class, a consolidated amended complaint will be filed. The Company intends to vigorously defend itself against these allegations.

On September 29, 2000, MAX Internet and various officers and directors were named as defendants in a derivative lawsuit filed in the Northern District of Texas. The suit seeks monetary damages, injunctive relief and attorneys' fees based on alleged breaches of fiduciary duty stemming from allegations similar to those contained in the above mentioned consolidated lawsuits. The Company intends to vigorously defend itself against these allegations.

MAX INTERNET COMMUNICATIONS, INC.

We have issued purchase orders to certain vendors that have not been completed to date. These vendors have requested the company pay for costs they have incurred based on the terms of the purchase orders we issued. Litigation has been filed or threatened against us in these collection efforts. One vendor has filed suit to collect, but the case has not yet reached the discovery stage. The company plans to defend itself against this allegation. We are also negotiating with the other vendors in an attempt to reach a suitable settlement. There is no assurance we will be successful in these efforts.

We have granted one of these vendors a security interest in substantially all of our card and camera inventory in the United States, which has a carrying value of approximately $2,000,000.

We are engaged from time to time in other legal proceedings, none of which was material to our operations on the date hereof.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The company is in default on its Series C preferred stock due to the decision of the Nasdaq to delist the company's common stock. See Footnote D.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  27.      Financial Data Schedule

         (b)      Reports on Form 8-K

                  A report was filed on November 20, 2000 concerning changes which have taken place in the company's management and Board of Directors, as well as the decision by the Nasdaq to delist the company's common stock from the Nasdaq Small Cap Market.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                        MAX Internet Communications, Inc.
                                  (Registrant)

Date:  November 20, 2000


                             /s/ Robert F. Kuhnemund
                             -------------------------------------
                             Robert F. Kuhnemund, CEO and Chairman

                               /s/ Leslie D. Crone
                               ----------------------------------------
                               Leslie D. Crone, Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER              DESCRIPTION
-------             -----------
  27         Financial Data Schedule