Form 10QSB
period 2000-12-31
MAX INTERNET COMMUNICATIONS INC
filed 2001-03-21
CIK 1061554

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2000

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

                                 (214) 691-0055
                         (Registrant's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X    No
                                                             ----    ----


Number of shares outstanding of the Registrant's common stock (par value $.0001 per share) as of December 31, 2000: 20,100,668.


Transitional Small Business Disclosure Format
(Check one)
Yes     No X
   ----   ----

MAX INTERNET COMMUNICATIONS, INC.
PART  I.  FINANCIAL INFORMATION
ITEM  I.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS


                                                                             December 31,      June 30,
                               ASSETS                                           2000             2000
                                                                           --------------    --------------
                                                                             (Unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                              $       21,135    $    2,116,032
    Accounts receivable, net                                                       20,501            48,820
    Inventories                                                                 6,273,369         6,481,555
    Prepaid expenses                                                              157,294           725,154
                                                                           --------------    --------------

                   TOTAL CURRENT ASSETS                                         6,472,299         9,371,561

PROPERTY AND EQUIPMENT, AT COST
    Machinery and equipment                                                       384,451           489,808
    Furnishings                                                                    96,260            76,631
                                                                           --------------    --------------
                                                                                  480,711           566,439
       Less accumulated depreciation                                              191,076           135,960
                                                                           --------------    --------------
                                                                                  289,635           430,479

OTHER ASSETS                                                                    1,186,969         1,319,922
                                                                           --------------    --------------

                                                                           $    7,948,903    $   11,121,962
                                                                           ==============    ==============
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                       $    6,094,425    $    3,506,544
    Accrued expenses                                                            1,332,473           558,232
    Notes payable to director                                                     125,000           150,000
                                                                           --------------    --------------

                   TOTAL CURRENT LIABILITIES                                    7,551,898         4,214,776

REDEEMABLE PREFERRED STOCK, net of discount                                     5,803,519         2,437,096

REDEEMABLE COMMON STOCK, issuable under adjustable warrant                      3,524,972                 -

COMMITMENTS AND CONTINGENCIES                                                           -                 -

STOCKHOLDERS' EQUITY
    Preferred stock, $100 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                            8,000,000         8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; none issued and outstanding                                      -                 -
    Common stock, $.0001 par value; authorized, 50,000,000 shares;
       issued, 20,300,668 shares at December 31, 2000 and
       17,734,242 shares at June 30, 2000                                           2,030             1,773
    Additional paid-in capital                                                 27,371,315        30,912,603
    Accumulated other comprehensive income (loss)                                (126,402)           30,607
    Accumulated deficit                                                       (43,965,929)      (34,262,393)
                                                                           --------------    --------------
                                                                               (8,718,986)        4,682,590
    Less 200,000 shares of common stock in treasury - at cost                    (212,500)         (212,500)
                                                                           --------------    --------------
                                                                               (8,931,486)        4,470,090
                                                                           --------------    --------------

                                                                           $    7,948,903    $   11,121,962
                                                                           ==============    ==============

                       See notes to financial statements.

MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                 Three Months       Three Months        Six Months         Six Months
                                                    Ended              Ended              Ended              Ended
                                                 December 31,       December 31,       December 31,       December 31,
                                                     2000               1999               2000               1999
                                               ---------------    ---------------    ---------------    ---------------

Net sales                                      $       119,212    $       119,395    $       191,857    $       256,549
Write-off and other losses on inventory             (3,678,001)                 -         (3,678,001)                 -
Cost of sales                                         (114,831)           (75,662)          (185,041)          (174,027)
                                               ---------------    ---------------    ---------------    ---------------

       Gross profit (loss)                          (3,673,620)            43,733         (3,671,185)            82,522

Selling, general and administrative expenses         1,876,263          3,102,184          4,284,110          4,661,096
Stock-based compensation                             1,035,000             15,000          1,278,750             96,188
                                               ---------------    ---------------    ---------------    ---------------
                                                     2,911,263          3,117,184          5,562,860          4,757,284
                                               ---------------    ---------------    ---------------    ---------------

       Operating  (loss)                            (6,584,883)        (3,073,451)        (9,234,045)        (4,674,762)

Interest income                                         11,931             18,882             39,128             95,314
Interest expense                                       (33,477)            (5,530)           (33,477)            (5,553)
                                               ---------------    ---------------    ---------------    ---------------

           Net (loss)                          $    (6,606,429)   $    (3,060,099)   $    (9,228,394)   $    (4,585,001)

Dividends and other charges on
  preferred stock                                   (3,095,758)                --         (3,460,499)                --
                                               ---------------    ---------------    ---------------    ---------------

Net loss allocable to common
  shareholders                                 $    (9,702,187)   $    (3,060,099)   $   (12,688,893)   $    (4,585,001)
                                               ===============    ===============    ===============    ===============

Loss per share - basic and diluted             $          (.50)   $          (.19)   $          (.68)   $          (.29)
                                               ===============    ===============    ===============    ===============

Weighted average shares outstanding                 19,536,781         15,841,569         18,712,522         15,824,903
                                               ===============    ===============    ===============    ===============



                       See notes to financial statements.

MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                            Six months ended
                                                                               December 31,
                                                                         2000               1999
                                                                    ---------------    ---------------

Cash flows from operating activities
    Net (loss)                                                      $    (9,228,394)   $    (4,585,001)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                     404,442            171,127
          Write-off of inventory                                          3,004,441                  -
          Stock or options issued for services                            1,278,750             96,188
          Change in operating assets and liabilities:
              Prepaid expenses                                               30,910           (281,735)
              Receivables                                                    28,319           (500,178)
              Inventories                                                (2,440,255)        (4,699,198)
              Other assets                                                  (24,539)           (42,804)
              Accounts payable and accrued expenses                       3,293,231          1,690,148
                                                                    ---------------    ---------------

                 Net cash used in operating activities                   (3,653,095)        (8,151,453)

Cash flows from investing activities
    (Purchases) sales of property and equipment                              74,844           (391,967)

Cash flows from financing activities
    Sales of redeemable preferred stock                                   1,420,000                  -
    Sales of common stock                                                    88,354            506,676
    Borrowings (repayments) on notes payable to directors                   (25,000)           500,000
                                                                    ---------------    ---------------

                 Net cash provided by financing activities                1,483,354          1,006,676
                                                                    ---------------    ---------------

Net decrease in cash                                                     (2,094,897)        (7,536,744)

Cash and cash equivalents at beginning of period                          2,116,032          8,136,585
                                                                    ---------------    ---------------

Cash and cash equivalents at end of period                          $        21,135    $       599,841
                                                                    ===============    ===============


Noncash financing activities:

    Issuance of common stock or options in payment of liabilities   $        88,118    $       230,563
                                                                    ===============    ===============

    Conversion of Series C preferred stock to common stock          $       901,500    $             -
                                                                    ===============    ===============

    Issuance of common stock for dividends                          $        17,957    $             -
                                                                    ===============    ===============

    Common stock or options issued for services                     $     1,278,750    $        96,188
                                                                    ===============    ===============


                       See notes to financial statements.

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

    These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six months ended December 31, 2000 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the company's Form 10-KSB, as filed with the Securities and Exchange Commission on September 28, 2000.

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

    GmbH was sold on December 21, 2000 to a third party for one Euro plus the assumption of liabilities. GmbH presently acts as a distributor of the company's products.

    The financial statements include the operations of Brasil and GmbH from the dates of formation and for GmbH until the date of sale.


 NOTE B - BUSINESS

    The company currently offers three basic products incorporating its proprietary i.c.Live technology, each intended for a specific target market segment.

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

    The MAX i.c.Live VIDEO COMMUNICATION STATION (VCS) is targeted to resellers, value-added resellers (VARs) and large end users, and serves as a reference design for original equipment manufacturer (OEM) relationships. The VCS is an easy-to-use Internet communications appliance, about the size of a DVD player. The MAX i.c.Live VCS(TM) allows users to videoconference, send and receive video e-mail, broadcast live Internet video, surf Internet video and web-sites, and even view DVD movies. It's on-screen menu and remote control make it easy to use. It's ability to display output to a television, video projector, or computer monitor makes it perfect for home or office use. It is also a Pentium class host system with a Windows operating system.

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

    The company continues to look for additional software applications that may be integrated into the card, and believes some of these will give rise to the availability of patent protection. The company will continue research and development in this regard.


NOTE C - FORMATION AND DISPOSITION OF BUSINESSES

    During the quarter ended September 30, 1999, MAX formed two new subsidiaries, both of which are 100% owned. MAX Internet Communications Deutschland GmbH was incorporated in Frankfurt, Germany on August 4, 1999, and MAX Internet Communications do Brasil Ltda was formed in Rio de Janeiro, Brazil on September 14, 1999. Both of these companies sell and service the MAX i.c.Live card in their respective regions, as well as other products the company may develop. During the quarter ended December 31, 2000 the company sold GmbH for one Euro plus the assumption of liabilities. GmbH presently acts as a distributor of the company's products.


NOTE D - GOING CONCERN MATTERS

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, which contemplate continuation of the company as a going concern. However, the company has sustained significant operating losses and negative cash flows from operations. Achievement of operating income or positive cash flow from operations is uncertain. Based on the current levels of operating expenses and outstanding liabilities, and compared to the company's cash balances, it is uncertain whether the company will be able to continue in business after the March 2001 quarter.

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

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE E - INVENTORIES

    At December 31, 2000, the company owned approximately $15,000,000 of inventory, at laid-in cost, consisting primarily of finished goods and components. This includes approximately $2,800,000 of inventory recorded during the three months ended December 31, 2000, under non-cancelable purchase orders which had been previously issued.

    Based on the level of sales over the last six months and management's evaluation of sales prospects in the near term, the company has written inventories down by approximately $3,000,000 during the quarter ended December 31, 2000. Inventories are valued at $6,273,369 at December 31, 2000. The company believes that sales will be consummated with one or more customers for products at sales prices which will be in excess of carrying value. However, there can be no assurance that this will be the case.

    Included in inventories, and accounts payable, at December 31, 2000 is $2,176,000 of components which have not yet been released by the vendor to the company since payment has not yet been made.


NOTE F - SERIES C PREFERRED STOCK AND ADJUSTABLE WARRANT

    In the quarter ended December 31, 2000 the two largest holders of the company's Series C preferred stock exercised their put and redemption rights on a total of 42,000 shares. These rights became exercisable as a result of the delisting of the company's common shares by Nasdaq on November 8, 2000. Upon exercise of these rights, the company is obligated to pay to the holders the par value of the shares, amounting to $4,200,000, plus a 20% premium amounting to $840,000. The company does not have the resources to make these payments and is currently in default of the agreements. Interest accrues on the unpaid balance at an annual rate of 18%. The total amount due under these agreements, including the premium and accrued interest, is included under the caption Redeemable Preferred Stock on the balance sheet.

    Upon exercise of the put and redemption rights, the discount on this Series C preferred stock has been fully amortized. The Amortization of the discount, plus the 20% premium, plus dividends paid and accrued, totaling $3,460,499 and $3,095,758 for the six and three months ended December 31, 2000, have been used to adjust the net loss allocable to common shareholders in the computation of loss per share.

    In addition, the holder of an adjustable stock warrant has exercised the warrant. Upon exercise, the company is obligated to issue approximately 22,000,000 shares of common stock to the holder, based upon a formula in the agreement. Due to the delisting of the company's common shares, the holder has redemption rights on the common shares and exercised those rights in December 2000. Upon exercise the company was obligated to pay a total of $3,492,250. The company does not have the resources to make this payment and is currently in default of the agreement. Interest accrues on the unpaid balance at an annual rate of 18%. The total amount due under this agreement, including accrued interest, is shown under the caption Redeemable Common Stock on the balance sheet.

    To date, the holders of these obligations have not pursued collection of the amounts due.

NOTE G - NOTE PAYABLE TO DIRECTOR

    In December 2000, the company borrowed $125,000 from a Director. The note bears interest at the prime rate plus 2% per annum, and is due on or before June 14, 2001.

NOTE H - STOCK OPTIONS

    A former officer of the company executed a written document related to the issuance of 900,000 options to purchase common stock, at a price equivalent to the average closing sales price of the stock over the 10 trading days prior to July 20, 2000 computed at $3.47, to a nonemployee as consideration for purported services in obtaining a commitment for the purchase of $2,000,000 of the company's common stock by a customer pursuant to a development and sales agreement. These options expire June 2001. The fair value of these options, $1,035,000, has been expensed in the quarter ended December 31, 2000 as the customer has not performed as agreed and is in breach of the contract.

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


    During the quarter ended December 31, 2000, 1,031,500 options held by then current employees under the company's 1999 Stock Option Plan were repriced to $.50 per share. The repricing had no effect on earnings as the new exercise price was greater than the fair market value of the shares.

NOTE I - CONTINGENCIES

    The company has filed a lawsuit alleging breach of contract against Heartland Payment Systems, LLC (Heartland), a credit card processing company which has performed this function for the company. Heartland then filed suit against the company alleging breach of contract, and alleging the company is liable for losses to the extent of approximately $1.8 million. This case is now in the early stages of discovery. Management believes that the ultimate resolution of this case will not have a material effect on financial position, results of operations or cash flows.

    On various dates between August 1, 2000 and September 14, 2000, the Company, and certain of its officers and directors, were named as defendants in lawsuits which were filed in the U. S. District Court for the Northern District of Texas, Dallas Division. In these purported class action lawsuits, plaintiffs allege that they and other similarly situated investors purchased common stock of the Company at artificially inflated prices due to false and misleading disclosures by the Company concerning its sales revenue for the quarterly financial reporting periods ending September 30, 1999 and December 31, 1999.

    Plaintiffs allege that the Company's false and misleading disclosures violated Sections 10(b) of 20(a) of the Securities Exchange Act of 1934.

    The plaintiffs seek to represent persons or entities who purchased the Company's common stock between November 15, 1999 and May 12, 2000. On the latter date, the Company announced that it was restating earnings for the two prior quarters due principally to the booking of sales in reliance upon documentation that was later found to be falsified. Plaintiffs seek an unspecified amount of damages, together with prejudgment interest, attorney fees and other costs of suit.

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

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


    The company has issued purchase orders to certain vendors that have not been completed to date. These vendors have requested the company pay for costs they have incurred based on the terms of the purchase orders as issued. Litigation has been filed or threatened against the company in these collection efforts. The company is in negotiations with these vendors in an attempt to reach suitable settlements. There is no assurance the company will be successful in these efforts. The company has accrued the estimated amounts which will be due under these matters.

    The company has granted one of these vendors a security interest in substantially all of its card and camera inventory in the United States, which has a carrying value of approximately $2,000,000.

    The company is engaged from time to time in other legal proceedings, none of which was material to operations on the date hereof.


NOTE J - COMPREHENSIVE INCOME (LOSS)


                                                                      Three months            Six months
                                                                         ended                  ended
                                                                    December 31, 2000     December 31, 2000
                                                                    ------------------    ------------------

Net loss                                                            $      (6,606,429)   $       (9,228,394)
Other comprehensive loss, foreign currency translation adjustment            (115,942)             (157,009)
                                                                    -----------------    ------------------

Total                                                               $      (6,722,371)   $       (9,385,403)
                                                                    =================    ==================

For the six and three months ended December 31, 1999 there were no differences between net loss and comprehensive loss.

MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.

RESULTS OF OPERATIONS

Six and three months ended December 31, 2000 compared to six and three months ended December 31, 1999.

Net Sales

Net sales were $191,857 for the six months ended December 31, 2000, a decrease of $64,692 from the $256,549 for the six months ended December 31, 1999. Net sales were $119,212 for the three months ended December 31, 2000, a decrease of $183 from the $119,395 for the three months ended December 31, 1999. Sales for the three and six months ended December 31, 2000 consisted of sales of cards and VCS units, while sales for the comparable periods in 1999 consisted solely of cards.

During the six and three months ended December 31, 2000 the company changed its sales and marketing focus. MAX has repositioned itself to be a development company. The MAX technology is a significant component of a video solution for many potential customers and markets. MAX's proprietary software must then be customized for the specific application required by each individual customer. This software development is expected to provide a revenue stream to the company. A second revenue source will then be the collection of royalty payments when the customers sell their product which is based on the company's technology. This development work is being marketed directly to Internet appliance manufacturers, telephone companies, broadband providers, original equipment manufacturers and significant end users, among others. The company continues to be optimistic regarding the prospects for future revenues. During this transition, the company continues to market and sell its existing inventories.

In the quarter ended September 30, 2000, the company negotiated a development and sales contract with a customer under which the customer would provide development funds through the purchase of the company's common stock. At the end of the development period, the customer irrevocably committed to purchase 100,000 units of the developed product during the next 12 months, and agreed to purchase additional 400,000 units in order to maintain exclusivity in a defined territory. This customer is presently in breach of this contract and is not performing as agreed.

Other development and sales negotiations are in process, and the company is optimistic that some of these will be finalized and generate revenues in the future.

Cost of Sales

Cost of sales were $185,041 and $114,831 for the six and three months ended December 31, 2000, as compared to $174,027 and $75,662 for the six and three months ended December 31, 1999. Cost of sales consists primarily of the cost of the MAX i.c. Live cards, cameras and VCS units, plus the cost of royalties relating to third party software included in our products, media, manuals and shipping. Cost of sales as a percentage of sales increased to 96.4% for the six months ended December 31, 2000 from 67.8% for the six months ended December 31, 1999. This was primarily due to discounted pricing given to customers during the six months ended December 31, 2000 in an effort to move inventory and generate cash flow. Market competition has also caused the company to modify its pricing structure.

Write-off of inventory - see discussion under "Liquidity"

MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 8.1% to $4,284,110 for the six months ended December 31, 2000 from $4,661,096 for the six months ended December 31, 1999; and decreased 39.5% to $1,876,263 for the three months ended December 31, 2000 from $3,102,184 for the three months ended December 31, 1999. These decreases primarily result from reductions in personnel and related costs, advertising, trade shows and other sales expenses; offset by increased depreciation and amortization expenses, research and development and the overhead expenses of maintaining subsidiary offices in Germany and Brazil for the full period during the six months ended December 31, 2000.

Interest Income

The interest income of $39,128 and $11,931, respectively, for the six and three months ended December 31, 2000, and $95,314 and $18,882 for the six and three months ended December 31, 1999, respectively, was earned on the available cash balances invested in money market funds. The interest expense of $33,477 for the six and three months ended December 31, 2000 was incurred on the outstanding account payable balance to a secured creditor.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the company owned approximately $15,000,000 of inventory, at laid-in cost, consisting primarily of finished goods and components. This includes approximately $2,800,000 of inventory recorded during the three months ended December 31, 2000, under non-cancelable purchase orders which had been previously issued. This amount of inventory is a significant portion of the company's working capital resources, especially when viewed in relation to the level of sales which have been realized to date.

Based on the level of sales over the last six months and management's evaluation of sales prospects in the near term, the company has written inventories down by approximately $3,000,000 during the quarter ended December 31, 2000. Inventories are valued at $6,273,369 at December 31, 2000. The company believes that sales will be consummated with one or more customers for products at sales prices which will be in excess of carrying value. However, there can be no assurance that this will be the case.

Included in inventories, and accounts payable, at December 31, 2000 is $2,176,000 of components which have not yet been released by the vendor to the company since payment has not yet been made.

Cash and cash equivalents decreased $2,094,897 in the six months ended December 31, 2000. Net cash used in operating activities for the period was $3,653,095. This cash used in operating activities was primarily for payment of ongoing operating expenses.

Cash provided by investing activities consisted of sales of property and equipment.

Financing activities provided $1,483,354. Sales of preferred and common stock provided $1,508,354, while net repayment on a loan from a director used $25,000.

Working capital at December 31, 2000 decreased by $6,236,384 to a deficit of $(1,079,599) from $5,156,785 at June 30, 2000. This was due primarily to the write-off of inventory in the approximate amount $3,000,000 plus the net losses of the company during that period, offset by the financing activities described above.

Due to net operating losses, deficit working capital, the lack of significant sales to date and the current level of operating expenses as compared to the company's cash balances, it is uncertain whether the company will be able to continue in business after the current quarter.

MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The company has filed a lawsuit alleging breach of contract against Heartland Payment Systems, LLC (Heartland), a credit card processing company which has performed this function for the company. Heartland then filed suit against the company alleging breach of contract, and alleging the company is liable for losses to the extent of approximately $1.8 million. This case is now in the early stages of discovery. Management believes that the ultimate resolution of this case will not have a material effect on financial position, results of operations or cash flows.

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

MAX INTERNET COMMUNICATIONS, INC.
PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The plaintiffs seek to represent persons or entities who purchased the Company's common stock between November 15, 1999 and May 12, 2000. On the latter date, the Company announced that it was restating earnings for the two prior quarters due principally to the booking of sales in reliance upon documentation that was later found to be falsified. Plaintiffs seek an unspecified amount of damages, together with prejudgment interest, attorney fees and other costs of suit.

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

The company has issued purchase orders to certain vendors that have not been completed to date. These vendors have requested the company pay for costs they have incurred based on the terms of the purchase orders as issued. Litigation has been filed or threatened against the company in these collection efforts. The company is in negotiations with these vendors in an attempt to reach suitable settlements. There is no assurance the company will be successful in these efforts. The company has accrued the estimated amounts which will be due under these matters.

The company has granted one of these vendors a security interest in substantially all of its card and camera inventory in the United States, which has a carrying value of approximately $2,000,000.

The company is engaged from time to time in other legal proceedings, none of which was material to operations on the date hereof.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)       Exhibits


          None

(b)       Reports on Form 8-K

     A report on Form 8-K was filed on February 27, 2001 announcing the resignation of Lawrence A. Cahill as a Director of the company.

     A report on Form 8-K was filed on February 1, 2001 announcing the resignation of Leslie D. Crone as the Chief Financial Officer of the company. This filing also reported the layoff of six of the company's employees.

     A report on Form 8-K was filed on December 19, 2000 concerning the breach of a development agreement by a customer, International eCommerce, Inc. d/b/a Visual Bridge, Inc. f/k/a NetForAll, Inc.

     A report on Form 8-K was filed on December 19, 2000 concerning the redemption request by Millennium Partners, L.P., a holder of the company's Series C preferred stock, in the amount of $3,840,000.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MAX Internet Communications, Inc.
                                        (Registrant)

Date:  March 21, 2001


                              /s/ Robert F. Kuhnemund
                              -----------------------------------------------
                              Robert F. Kuhnemund, CEO and Chairman


                              /s/ Mary K. McAlpine
                              ------------------------------------------------
                              Mary K. McAlpine, President