Form 10QSB
period 2001-03-31
MAX INTERNET COMMUNICATIONS INC
filed 2001-06-06
CIK 1061554

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


         X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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


Number of shares outstanding of the Registrant's common stock (par value $.0001 per share) as of March 31, 2001: 22,714,361.


Transitional Small Business Disclosure Format
(Check one)
Yes      No X
    ---    ---

MAX INTERNET COMMUNICATIONS, INC.
PART  I.  FINANCIAL INFORMATION
ITEM  I.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,              June 30,
                               ASSETS                                                 2001                   2000
                                                                                  ------------           ------------
                                                                                   (Unaudited)

CURRENT ASSETS
    Cash and cash equivalents                                                     $         --           $  2,116,032
    Accounts receivable, net                                                            20,636                 48,820
    Inventories                                                                      6,034,917              6,481,555
    Prepaid expenses                                                                   152,283                725,154
                                                                                  ------------           ------------

                   TOTAL CURRENT ASSETS                                              6,207,836              9,371,561

PROPERTY AND EQUIPMENT, AT COST
    Machinery and equipment                                                            366,110                489,808
    Furnishings                                                                        102,655                 76,631
                                                                                  ------------           ------------
                                                                                       468,765                566,439
       Less accumulated depreciation                                                   224,076                135,960
                                                                                  ------------           ------------
                                                                                       244,689                430,479

OTHER ASSETS                                                                         1,120,493              1,319,922
                                                                                  ------------           ------------

                                                                                  $  7,573,018           $ 11,121,962
                                                                                  ============           ============
    LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                              $  6,160,769           $  3,506,544
    Accrued expenses                                                                 1,651,285                558,232
    Deferred income                                                                    167,548                     --
    Notes payable                                                                      532,111                150,000
                                                                                  ------------           ------------

                   TOTAL CURRENT LIABILITIES                                         8,511,713              4,214,776

REDEEMABLE PREFERRED STOCK, net of discount                                          5,787,036              2,437,096
REDEEMABLE COMMON STOCK, issuable under adjustable warrant                           3,679,970                     --

COMMITMENTS AND CONTINGENCIES                                                               --                     --

STOCKHOLDERS' EQUITY
    Preferred stock, $100 par value; Series A, authorized, 100,000
       shares; issued and outstanding, 80,000 shares                                 8,000,000              8,000,000
    Preferred stock, $.0001 par value; Series B convertible, authorized,
       350,000 shares; none issued and outstanding                                          --                     --
    Common stock, $.0001 par value; authorized, 50,000,000 shares;
       issued, 22,914,361 shares at March 31, 2001 and
       17,734,242 shares at June 30, 2000                                                2,291                  1,773
    Additional paid-in capital                                                      27,682,506             30,912,603
    Accumulated other comprehensive income (loss)                                           --                 30,607
    Accumulated deficit                                                            (45,877,998)           (34,262,393)
                                                                                  ------------           ------------
                                                                                   (10,193,201)             4,682,590
    Less 200,000 shares of common stock in treasury - at cost                         (212,500)              (212,500)
                                                                                  ------------           ------------
                                                                                   (10,405,701)             4,470,090
                                                                                  ------------           ------------

                                                                                  $  7,573,018           $ 11,121,962
                                                                                  ============           ============



                       See notes to financial statements.

MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     Three Months      Three Months      Nine Months       Nine Months
                                                        Ended             Ended             Ended              Ended
                                                       March 31,         March 31,         March 31,         March 31,
                                                         2001              2000              2001              2000
                                                     ------------      ------------      ------------      ------------


Net sales                                            $    139,636      $    140,853      $    331,493      $    397,402
Write-off and other losses on inventory                  (107,000)               --        (3,785,001)               --
Cost of sales                                            (195,424)          (57,465)         (380,465)         (231,492)
                                                     ------------      ------------      ------------      ------------

       Gross profit (loss)                               (162,788)           83,388        (3,833,973)          165,910

Selling, general and administrative expenses            1,323,359         2,925,638         6,886,219         7,682,922
                                                     ------------      ------------      ------------      ------------

       Operating  (loss)                               (1,486,147)       (2,842,250)      (10,720,192)       (7,517,012)

Interest income                                                22            13,383            39,150           108,697
Interest expense                                          (26,881)           (4,258)          (60,358)           (9,811)
                                                     ------------      ------------      ------------      ------------

           Net (loss)                                $ (1,513,006)     $ (2,833,125)     $(10,741,400)     $ (7,418,126)

Dividends and other charges on preferred stock           (275,187)               --        (3,735,686)               --
                                                     ------------      ------------      ------------      ------------

       Net loss allocable to common shareholders     $ (1,788,193)     $ (2,833,125)     $(14,477,086)     $ (7,418,126)
                                                     ============      ============      ============      ============

Loss per share - basic and diluted                   $       (.08)     $       (.17)     $       (.75)     $       (.46)
                                                     ============      ============      ============      ============

Weighted average shares outstanding                    21,058,151        17,104,061        19,348,678        16,248,188
                                                     ============      ============      ============      ============



                       See notes to financial statements.

MAX INTERNET COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                    Nine months ended
                                                                                        March 31,
                                                                               2001                   2000
                                                                           ------------           ------------

Cash flows from operating activities
    Net (loss)                                                             $(10,741,400)          $ (7,418,126)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization                                         514,106                266,525
          Write-off of inventory                                              3,004,441                     --
          Stock or options issued for services                                1,278,765                223,747
          Change in operating assets and liabilities:
              Prepaid expenses                                                   38,003               (587,262)
              Receivables                                                        28,184               (460,037)
              Inventories                                                    (2,201,803)           (10,242,255)
              Deferred income                                                   167,548                     --
              Other assets                                                      (36,809)              (601,612)
              Accounts payable and accrued expenses                           3,804,789              2,377,545
                                                                           ------------           ------------

                 Net cash used in operating activities                       (4,144,176)           (16,441,475)

Cash flows from investing activities
    (Purchases) sales of property and equipment                                  86,790               (497,152)

Cash flows from financing activities
    Sales of redeemable preferred stock                                       1,420,000                     --
    Sales of common stock                                                        88,354              9,289,284
    Borrowings on notes payable                                                 433,000                     --
                                                                           ------------           ------------

                 Net cash provided by financing activities                    1,941,354              9,289,284
                                                                           ------------           ------------

Net decrease in cash                                                         (2,116,032)            (7,649,343)

Cash and cash equivalents at beginning of period                              2,116,032              8,136,585
                                                                           ------------           ------------

Cash and cash equivalents at end of period                                 $         --           $    487,212
                                                                           ============           ============


Noncash financing activities:

    Issuance of common stock or options in payment of liabilities          $     88,118           $     51,187
                                                                           ============           ============

    Conversion of Series C preferred stock to common stock                 $  1,420,000           $         --
                                                                           ============           ============

    Issuance of common stock for dividends                                 $     29,626           $         --
                                                                           ============           ============

    Common stock or options issued for services                            $  1,278,765           $    223,747
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

    These financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending June 30, 2001. For further information, refer to the consolidated financial statements and notes thereto for the fiscal year ended June 30, 2000 included in the company's Form 10-KSB, as filed with the Securities and Exchange Commission on September 28, 2000.

    These financial statements include the accounts of MAX Internet Communications, Inc., (MAX) and its wholly-owned subsidiaries, MAX Internet Communications do Brasil LTDA (Brasil), and MAX Internet Communications Deutschland GmbH (GmbH), collectively, "the Company."

    MAX Internet Communications Deutschland GmbH was incorporated in Frankfurt, Germany on August 4, 1999, and MAX Internet Communications do Brasil LTDA was formed in Rio de Janeiro, Brazil on September 14, 1999. Both of these companies sold and serviced the MAX i.c.Live card in their respective regions, as well as other products the company developed.

    GmbH was sold on December 21, 2000 to a third party for one Euro plus the assumption of liabilities. GmbH presently acts as a distributor of the company's products.

    Brasil was closed by the company in February 2001, and the company is in the process of winding up its affairs.

    The financial statements include the operations of Brasil and GmbH from the dates of formation and until the date of sale or closure.


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

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


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


NOTE C - FORMATION AND DISPOSITION OF BUSINESSES

    During the quarter ended September 30, 1999, MAX formed two new subsidiaries, both of which are 100% owned. MAX Internet Communications Deutschland GmbH was incorporated in Frankfurt, Germany on August 4, 1999, and MAX Internet Communications do Brasil Ltda was formed in Rio de Janeiro, Brazil on September 14, 1999. Both of these companies sold and serviced the MAX i.c.Live card in their respective regions, as well as other products the company developed. During the quarter ended December 31, 2000 the company sold GmbH for one Euro plus the assumption of liabilities. GmbH presently acts as a distributor of the company's products.

    The company has been unable to fund continuing operations in Brazil. Due to this lack of funding and the resultant creditor pressures, the company closed the office in Brazil in February 2001 and is in the process of winding up its affairs. Because of this situation, the company has been unable to receive financial information from Brasil or determine precisely what the expenses were in Brasil for the current quarter. The company has estimated the expenses of Brasil for the quarter, and believes that any adjustments that may be required would not be material to the consolidated financial statements. In addition, an accrual has been made at March 31, 2001 in the amount of $150,000 for the estimated additional cost to be incurred in order to fully exit from Brazil. It is possible that the financial statements included herein may be revised when additional information is available.


NOTE D - GOING CONCERN MATTERS

    The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial information, which contemplate continuation of the company as a going concern. However, the company has sustained significant operating losses and negative cash flows from operations. Achievement of operating income or positive cash flow from operations is uncertain. The company has been able to survive over the previous few months through short-term loans and cash flow from a development agreement. However, based on the current levels of operating expenses and outstanding liabilities, and compared to the company's cash balances, it is uncertain whether the company will be able to continue in business.

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


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


NOTE E - INVENTORIES

    At March 31, 2001, the company owned approximately $15,000,000 of inventory, at laid-in cost, consisting primarily of finished goods and components.

    Management continues to evaluate the inventory valuation using, among other factors, the level of recent sales as well as near-term sales prospects. Over the past year the company has written inventories down by approximately $9.5 million. Inventories are valued at $6,034,917 at March 31, 2001. The company believes that sales will be consummated with one or more customers for products at sales prices which will be in excess of carrying value. However, there can be no assurance that this will be the case.

    Included in inventories, and accounts payable, at March 31, 2001 is $2,176,000 of components which have not yet been released by the vendor to the company since payment has not yet been made.


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

    Upon exercise of the put and redemption rights, the discount on this Series C preferred stock has been fully amortized. The amortization of the discount, plus the 20% premium, plus dividends paid and accrued, totaling $3,735,686 and $275,187 for the nine and three months ended March 31, 2001, have been used to adjust the net loss allocable to common shareholders in the computation of loss per share.

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

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


NOTE G - NOTES PAYABLE

    In December 2000, the company borrowed $125,000 from an individual who at that time was a Director of the company. The note bears interest at the prime rate plus 2% per annum, and is due on or before June 14, 2001.

    In March 2001 the company borrowed $458,000 from an unrelated party. The note bears interest at 8% per annum and is due on or before September 14, 2001. At maturity, any unpaid principal and interest may, at the lender's option, be converted into common stock of the company at 90% of the average closing bid price for the five trading days prior to conversion. A discount of approximately $50,000 was recorded to reflect the beneficial conversion feature. The note is secured by inventories with an original cost of approximately $1,100,000.

NOTE H - STOCK OPTIONS

    A former officer of the company executed a written document related to the issuance of 900,000 options to purchase common stock, at a price equivalent to the average closing sales price of the stock over the 10 trading days prior to July 20, 2000, computed at $3.47, to a nonemployee as consideration for purported services in obtaining a commitment for the purchase of $2,000,000 of the company's common stock by a customer pursuant to a development and sales agreement. The company issued the options pursuant to the written document. These options expire June 2001. The fair value of these options, $1,035,000, has been expensed.

    During the quarter ended December 31, 2000, 1,031,500 options held by then current employees under the company's 1999 Stock Option Plan were repriced to $.50 per share. As of March 31, 2001 the repricing had no effect on earnings as the new exercise price has been higher than the fair market value of the shares.

NOTE I - CONTINGENCIES

    The company has filed a lawsuit alleging breach of contract against Heartland Payment Systems, LLC (Heartland), a credit card processing company which has performed this function for the company. Heartland then filed suit against the company alleging breach of contract, and alleging the company is liable for losses to the extent of approximately $1.8 million. Agreement has been reached in principal to settle this case with both parties dropping their respective lawsuits.

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

    Plaintiffs allege that the company's false and misleading disclosures violated Sections 10(b) of 20(a), as well as other sections, of the Securities Exchange Act of 1934.

    The plaintiffs seek to represent persons or entities who purchased the company's common stock between November 15, 1999 and May 12, 2000. On the latter date, the company announced that it was restating earnings for the two prior quarters due in part to the booking of sales in reliance upon documentation that was later found to be falsified. Plaintiffs seek an unspecified amount of damages, together with prejudgment interest, attorney fees and other costs of suit.

    These lawsuits were consolidated by court order on October 25, 2000. Upon selection of lead plaintiffs and appointment of counsel to represent the purported class, a consolidated amended complaint was filed in May 2001. The company intends to vigorously defend itself against these allegations.

MAX INTERNET COMMUNICATIONS, INC.
NOTES TO FINANCIAL STATEMENTS


    On September 29, 2000, MAX Internet and various officers and directors were named as defendants in a derivative lawsuit filed in the Northern District of Texas. The suit seeks monetary damages, injunctive relief and attorneys' fees based on alleged breaches of fiduciary duty stemming from allegations similar to those contained in the above mentioned consolidated lawsuits, and has now also been consolidated with those consolidated lawsuits. The company intends to vigorously defend itself against these allegations.

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

    The company has granted one of these vendors a security interest in substantially all of its card and camera inventory in the United States, which has a carrying value of approximately $1,200,000.

    The company is engaged from time to time in other legal proceedings, none of which was material to operations on the date hereof.

NOTE J - MATERIAL CONTRACT

    In March 2001 the company signed a license and development agreement with a customer which provides for a development fee to be paid to the company, followed by payments to support the technology as well as other future considerations. Payments received through March 31, 2001 have been deferred until such time as the customer has accepted the developed technology in accordance with the terms of the contract.


NOTE K - COMPREHENSIVE INCOME (LOSS)

                                                                                    Three months              Nine months
                                                                                       ended                     ended
                                                                                   March 31, 2001            March 31, 2001
                                                                                   ---------------           ---------------

Net loss                                                                           $    (1,513,006)          $   (10,741,400)
Other comprehensive gain (loss), foreign currency translation adjustment,
 net of reclassification adjustment of $126,402                                            126,402                   (30,607)
                                                                                   ---------------           ---------------

Total                                                                              $    (1,386,604)          $   (10,772,007)
                                                                                   ===============           ===============

For the nine and three months ended March 31, 2000 there were no differences between net loss and comprehensive loss.

MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.

RESULTS OF OPERATIONS

Nine and three months ended March 31, 2001 compared to nine and three months ended March 31, 2000.

Net Sales

Net sales were $331,493 for the nine months ended March 31, 2001, a decrease of $65,909 from the $397,402 for the nine months ended March 31, 2000. Net sales were $139,636 for the three months ended March 31, 2001, a decrease of $1,217 from the $140,853 for the three months ended March 31, 2000. Sales for the nine and three months ended March 31, 2001 consisted of sales of cards and VCS units, while sales for the comparable periods in 2000 consisted solely of cards.

In late 2000 the company changed its sales and marketing focus. MAX has repositioned itself to be a development company. The MAX technology is a significant component of a video solution for many potential customers and markets. MAX's proprietary software must then be customized for the specific application required by each individual customer. This software development is expected to provide a revenue stream to the company. A second revenue source will then be the collection of royalty payments when the customers sell their product which is based on the company's technology. This development work is being marketed directly to Internet appliance manufacturers, telephone companies, broadband providers, original equipment manufacturers and significant end users, among others. The company continues to be optimistic regarding the prospects for future revenues. During this transition, the company continues to market and sell its existing inventories.

In March 2001 the company signed a license and development agreement with a customer which provides for a development fee to be paid to the company, followed by payments to support the technology as well as other future considerations. Payments received through March 31, 2001 have been deferred until such time as the customer has accepted the developed technology in accordance with the terms of the contract.

Other development and sales negotiations are in process, and the company is optimistic that some of these will be finalized and generate revenues in the future.

Cost of Sales

Cost of sales were $380,465 and $195,424 for the nine and three months ended March 31, 2001, as compared to $231,492 and $57,465 for the nine and three months ended March 31, 2000. Cost of sales consists primarily of the cost of the MAX i.c. Live cards, cameras and VCS units, plus the cost of royalties relating to third party software included in our products, media, manuals and shipping. Cost of sales as a percentage of sales increased to 114.8% for the nine months ended March 31, 2001 from 58.3% for the nine months ended March 31, 2000. This was primarily due to discounted pricing given to customers during the nine months ended March 31, 2001 in an effort to reduce excess inventories and generate cash flow. Market competition has also caused the company to modify its pricing structure.

Write-off of inventory - see discussion under "Liquidity"

MAX INTERNET COMMUNICATIONS, INC.

ITEM 2.  Management's discussion and analysis.


Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased 10.4% to $6,886,219 for the nine months ended March 31, 2001 from $7,682,922 for the nine months ended March 31, 2000; and decreased 54.8% to $1,323,359 for the three months ended March 31, 2001 from $2,925,638 for the three months ended March 31, 2000. These decreases primarily result from reductions in personnel and related costs, advertising, trade shows and other sales expenses; offset by increased stock-based compensation, depreciation and amortization expenses and research and development expenses. Stock-based compensation was $1,278,750 and none for the nine and three months ended March 31, 2001, compared to $223,747 and $44,374 for the nine and three months ended March 31, 2000.

Interest Income

The interest income of $39,150 for the nine months ended March 31, 2001, and $108,697 and $13,383 for the nine and three months ended March 31, 2000, respectively, was earned on the available cash balances invested in money market funds. The interest expense of $60,358 and $26,881 for the nine and three months ended March 31, 2001 was incurred on the notes payable as well as on an outstanding account payable balance to a secured creditor.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the company owned approximately $15,000,000 of inventory, at laid-in cost, consisting primarily of finished goods and components. This amount of inventory is a significant portion of the company's working capital resources, especially when viewed in relation to the level of sales which have been realized to date.

Management continues to evaluate the inventory valuation using, among other factors, the level of recent sales as well as near-term sales prospects. Over the past year the company has written inventories down by approximately $9.5 million. Inventories are valued at $6,034,917 at March 31, 2001. The company believes that sales will be consummated with one or more customers for products at sales prices which will be in excess of carrying value. However, there can be no assurance that this will be the case.

Included in inventories, and accounts payable, at March 31, 2001 is $2,176,000 of components which have not yet been released by the vendor to the company since payment has not yet been made.

Cash and cash equivalents decreased $2,116,032 in the nine months ended March 31, 2001. Net cash used in operating activities for the period was $4,144,176. This cash used in operating activities was primarily for payment of ongoing operating expenses.

Cash provided by investing activities consisted of sales of property and equipment.

Financing activities provided $1,941,354. Sales of preferred and common stock provided $1,508,354, and net borrowings under notes payable provided $433,000.

Working capital at March 31, 2001 decreased by $7,460,662 to a deficit of $ (2,303,877) from $5,156,785 at June 30, 2000. This was due primarily to the write-off of inventory in the approximate amount $3,000,000 plus the net losses of the company during that period, offset by the financing activities described above.

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


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The company has filed a lawsuit alleging breach of contract against Heartland Payment Systems, LLC (Heartland), a credit card processing company which has performed this function for the company. Heartland then filed suit against the company alleging breach of contract, and alleging the company is liable for losses to the extent of approximately $1.8 million. Agreement has been reached in principal to settle this case with both parties dropping their respective lawsuits.

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

In these purported class action lawsuits, plaintiffs allege that they and other similarly situated investors purchased common stock of the Company at artificially inflated prices due to false and misleading disclosures by the Company concerning its sales revenue for the quarterly financial reporting periods ending September 30, 1999 and December 31, 1999. Plaintiffs allege that the Company's false and misleading disclosures violated Sections 10(b) of 20(a), as well as other sections, of the Securities Exchange Act of 1934.

MAX INTERNET COMMUNICATIONS, INC.
PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The plaintiffs seek to represent persons or entities who purchased the Company's common stock between November 15, 1999 and May 12, 2000. On the latter date, the Company announced that it was restating earnings for the two prior quarters due in part to the booking of sales in reliance upon documentation that was later found to be falsified. Plaintiffs seek an unspecified amount of damages, together with prejudgment interest, attorney fees and other costs of suit.

These lawsuits were consolidated by court order on October 25, 2000. Upon selection of lead plaintiffs and appointment of counsel to represent the purported class, a consolidated amended complaint was filed in May 2001. The Company intends to vigorously defend itself against these allegations.

On September 29, 2000, MAX Internet and various officers and directors were named as defendants in a derivative lawsuit filed in the Northern District of Texas. The suit seeks monetary damages, injunctive relief and attorneys' fees based on alleged breaches of fiduciary duty stemming from allegations similar to those contained in the above mentioned consolidated lawsuits, and has now also been consolidated with those consolidated lawsuits. The Company intends to vigorously defend itself against these allegations.

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



ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  10.6     License & Development Agreement with maxpop.com


         (b)      Reports on Form 8-K

                  A report on Form 8-K was filed on April 13, 2001 announcing a License & Development Agreement with maxpop.com.

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


                        MAX Internet Communications, Inc.
                                  (Registrant)

Date:  June 6, 2001


                        /s/ Robert F. Kuhnemund
                        ------------------------------------------
                        Robert F. Kuhnemund, CEO and Chairman


                        /s/ Mary K. McAlpine
                        ------------------------------------------
                        Mary K. McAlpine, President

                               INDEX TO EXHIBITS

       EXHIBIT
       NUMBER     DESCRIPTION
         10.6     License & Development Agreement with maxpop.com